Form 10-Q
period 2026-06-30
CIFC Direct Lending Evergreen Fund
filed 2026-08-14
CIK 2056516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56808

CIFC Direct Lending Evergreen Fund

(Exact name of registrant as specified in its charter)

Delaware	33-2143049
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1 SE 3rd Avenue, Suite 1660 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(212) 624-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of August 14, 2026, the registrant had 4,522,460 Class I Shares ($0.01 par value per share) and no Class Y Shares ($0.01 par value per share) outstanding.

CIFC DIRECT LENDING EVERGREEN FUND

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 (unaudited), for the Three Months Ended June 30, 2025 and for the Period from February 4, 2025 (commencement of operations) to June 30, 2025 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2026 (unaudited), for the Three Months Ended June 30, 2025 and for the Period from February 4, 2025 (commencement of operations) to June 30, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period February 4, 2025 (commencement of operations) to June 30, 2025 (unaudited)	4
	Consolidated Schedule of Investments as of June 30, 2026 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2025	11
	Notes to Consolidated Financial Statements (unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II

OTHER INFORMATION

		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	45
Item 6.	Exhibits	46

SIGNATURES

		47

i

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Assets and Liabilities

	(Unaudited) June 30, 2026	December 31, 2025
Assets
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $305,680,728 and $283,849,715, respectively)	$303,695,953	$280,445,552
Non-controlled, affiliated investments (amortized cost of $0 and $12,330, respectively)	-	3,727
Total investments, at fair value (total amortized cost of $305,680,728 and $283,862,045, respectively)	303,695,953	280,449,279
Cash and cash equivalents	1,846,491	1,734,903
Restricted cash	3,243,107	2,443,886
Interest receivable from non-controlled, non-affiliated investments	3,252,582	3,394,701
Deferred financing costs (net of accumulated amortization of $599,687 and $358,785, respectively)	1,273,034	1,435,936
Investments sold receivable	4,205,791	-
Deferred offering costs	997,578	373,514
Other assets	397,042	34,369
Total assets	$318,911,578	$289,866,588

Liabilities
Lines of credit borrowings	$195,625,000	$182,175,000
Investments purchased payable	3,506,194	-
Paydowns received in advance	8,428	-
Distributions payable	3,728,016	3,460,610
Interest payable	955,600	924,127
Accrued expenses	648,680	322,468
Due to affiliates	278,122	59,032
Other liabilities	226,813	53,048
Management fees payable	442,068	374,975
Income-based incentive fees payable	379,195	384,277
Total liabilities	205,798,116	187,753,537

Net assets
Common shares, par value $0.01 per share (4,515,615 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	45,156	-
Paid in capital in excess of par	112,845,229	-
Distributable earnings (accumulated losses)	223,077	-
Partners' capital	-	102,113,051
Total net assets	113,113,462	102,113,051
Total liabilities and net assets	$318,911,578	$289,866,588
Class I shares:
Net asset value per share	$25.05	N/A

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 4, 2025 (commencement of operations) to June 30, 2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$7,146,094	$5,233,796	$14,119,635	$6,604,079
Paid-in-kind interest income	175,760	-	175,760	-
Fee income	431,300	211,768	848,939	318,475
Total investment income from non-controlled, non-affiliated investments	7,753,154	5,445,564	15,144,334	6,922,554
Investment income from non-controlled, affiliated investments:
Fee income from affiliates	22,633	17,269	47,795	20,282
Total investment income from non-controlled, affiliated investments	22,633	17,269	47,795	20,282
Total investment income	7,775,787	5,462,833	15,192,129	6,942,836

Expenses
Management fees	442,068	262,306	797,155	411,267
Income-based incentive fees	379,195	273,434	730,456	359,291
Administrative costs	134,350	48,000	259,639	96,000
Interest expense	2,955,705	2,225,334	5,905,140	2,597,506
Organization costs	82,678	125,684	165,951	998,581
Amortization of deferred offering costs	119,103	5,104	206,414	6,761
Professional fees	204,286	102,166	269,799	135,793
Board of Trustees’ fees	40,000	-	77,500	-
Other expenses	96,671	38,480	116,985	39,019
Total expenses before expense support	4,454,056	3,080,508	8,529,039	4,644,218
Expense support (note 16)	(1,200,000)	-	(1,200,000)	-
Total expenses	3,254,056	3,080,508	7,329,039	4,644,218
Net investment income (loss)	4,521,731	2,382,325	7,863,090	2,298,618

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	14,482	(479,779)	39,974	(478,998)
Net change in unrealized gain (loss) on investments:
Non-controlled, non-affiliated investments	756,568	613,748	1,419,388	284,392
Non-controlled, affiliated investments	11,750	(1,941)	8,603	(3,823)
Total net realized and change in unrealized gain (loss)	782,800	132,028	1,467,965	(198,429)
Net increase (decrease) in net assets resulting from operations	$5,304,531	$2,514,353	$9,331,055	$2,100,189

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 4, 2025 (commencement of operations) to June 30, 2025
Beginning Net Assets	$111,705,159	$81,402,652	$102,113,051	$-
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$4,521,731	$2,382,325	$7,863,090	$2,298,618
Net realized gain (loss)	14,482	(479,779)	39,974	(478,998)
Net change in unrealized appreciation (depreciation)	768,318	611,807	1,427,991	280,569
Net increase (decrease) in net assets resulting from operations	5,304,531	2,514,353	9,331,055	2,100,189

Distributions to shareholders from
Distributable Earnings	(1,264,372)	-	(1,264,372)	-
Net increase (decrease) in net assets resulting from shareholder distributions	(1,264,372)	-	(1,264,372)	-

Capital transactions
Issuance of Class I common shares	75,000	-	75,000	-
Issuance of Class I common shares from reinvestment of distributions	331,040	-	331,040	-
Capital Contributions	225,000	-	9,000,000	82,609,765
Capital Contributions from reinvestment of distributions	365,938	-	524,726	-
Distributions of partners' capital	(2,428,834)	(2,505,604)	(5,797,038)	(3,298,553)
Redemptions	(1,200,000)	-	(1,200,000)	-
Net increase (decrease) in net assets resulting from capital transactions	(2,631,856)	(2,505,604)	2,933,728	79,311,212
Total increase (decrease) in Net Assets	1,408,303	8,749	11,000,411	81,411,401
Ending Net Assets	$113,113,462	$81,411,401	$113,113,462	$81,411,401
Distributions per share	$0.28	N/A	$0.28	N/A

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2026	Period from February 4, 2025 (commencement of operations) to June 30, 2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$9,331,055	$2,100,189
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(39,974)	478,998
Net change in unrealized (gain) loss on investments	(1,427,991)	(280,569)
Accretion of original issue discount	(724,235)	(254,532)
Amortization of deferred financing costs	240,902	130,408
Amortization of deferred offering costs	206,414	-
Accrued PIK income	(122,254)	-
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	142,119	(2,932,073)
(Increase) decrease in due from affiliates	-	(37,647)
(Increase) decrease in investments sold receivable	(4,205,791)	(2,989,421)
(Increase) decrease in paydowns receivable	-	(167,423)
(Increase) decrease in other assets	(362,673)	(208,434)
Increase (decrease) in investments purchased payable	3,506,194	2,520,241
Increase (decrease) in interest payable	31,473	732,949
Increase (decrease) in accrued expenses	326,212	221,777
Increase (decrease) in due to affiliates	219,090	-
Increase (decrease) in management fee payable	67,093	262,307
Increase (decrease) in income-based incentive fees	(5,082)	273,434
Increase (decrease) in other liabilities	173,765	506,668
Increase (decrease) in paydowns received in advance	8,428	-
Acquisitions / fundings of investments	(84,144,936)	(278,701,562)
Proceeds from deferred transaction fees, net	1,075,352	3,730,652
Dispositions / paydowns of investments	62,468,402	55,586,785
Net cash provided by (used in) operating activities	(13,236,437)	(219,027,253)
Cash Flows from Financing Activities
Borrowings on line of credit facility	33,150,000	168,886,151
Repayments on line of credit facility	(19,700,000)	(23,211,151)
Payment of deferred financing costs	(78,000)	(1,523,383)
Payment of offering costs	(830,476)	-
Proceeds from issuance of common shares	75,000	-
Contributions	9,000,000	82,609,765
Distributions, net of change in distributions payable	(6,269,278)	(792,949)
Redemptions	(1,200,000)	-
Net cash provided by (used in) financing activities	14,147,246	225,968,433
Net increase (decrease) in cash and cash equivalents (including restricted cash)	910,809	6,941,180

Cash and cash equivalents (including restricted cash)
Beginning of period	4,178,789	-
End of period	$5,089,598	$6,941,180

Supplemental information and non-cash activities
Cash paid during the period for interest	$5,632,765	$1,734,149
Reinvestment of distributions during the period (note 7(b))	$855,766	$-

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

Investments		Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated Direct Lending Loans:
Aerospace & Defense
OC Composite Works, LLC	(d)	Term loan, first lien senior secured	$1,456,721	2/4/2025	7/1/2027	S + 500 bps	8.72%	$1,452,086	$1,445,795	1.3%
OC Composite Works, LLC	(d)	Delayed draw, first lien senior secured	1,892,453	4/30/2026	7/1/2027	S + 500 bps	8.72%	1,874,966	1,878,258	1.7%
SV-Aero Holdings, LLC	(d)	Term loan, first lien senior secured	4,068,823	6/4/2026	11/1/2030	S + 475 bps	8.48%	4,064,998	4,109,511	3.6%
Votaw Precision Technologies, LLC		Revolver, first lien senior secured	1,330,105	3/21/2025	3/21/2030	S + 575 bps	9.44%	1,298,427	1,330,104	1.2%
Votaw Precision Technologies, LLC	(d)	Term loan, first lien senior secured	9,480,985	3/21/2025	3/21/2030	S + 575 bps	9.37%	9,339,861	9,575,794	8.5%
Votaw Precision Technologies, LLC	(d)	Delayed draw, first lien senior secured	773,798	3/21/2025	3/21/2030	S + 575 bps	9.37%	750,976	781,535	0.7%
Chemicals
Deerpoint Group, LLC		Revolver, first lien senior secured	126,614	2/6/2026	8/15/2030	S + 500 bps	8.62%	120,647	122,346	0.1%
Deerpoint Group, LLC	(d)	Term loan, first lien senior secured	1,464,980	2/6/2026	8/15/2030	S + 500 bps	8.62%	1,440,815	1,415,610	1.3%
Commercial Services & Supplies
AIP ATCO Buyer, LLC		Revolver, first lien senior secured	207,512	4/28/2025	5/17/2028	S + 675 bps	10.47%	207,512	197,925	0.2%
AIP ATCO Buyer, LLC	(d)	Term loan, first lien senior secured	2,210,706	4/28/2025	5/17/2028	S + 675 bps	10.69%	2,210,706	2,108,571	1.9%
Rapid Pump Acquisition, Inc.		Revolver, first lien senior secured	46,365	4/28/2025	8/4/2027	S + 575 bps	9.47%	45,902	45,785	0.0%
Rapid Pump Acquisition, Inc.	(d)	Term loan, first lien senior secured	1,807,300	2/6/2026	8/4/2027	S + 575 bps	9.47%	1,788,626	1,784,709	1.6%
Rapid Pump Acquisition, Inc.	(d)	Term loan, first lien senior secured	771,410	4/28/2025	8/4/2027	S + 575 bps	9.47%	767,693	761,768	0.7%
Rapid Pump Acquisition, Inc.	(d)	Term loan, first lien senior secured	492,184	4/28/2025	8/4/2027	S + 575 bps	9.47%	489,813	486,032	0.4%
Rapid Pump Acquisition, Inc.	(d)	Term loan, first lien senior secured	311,922	4/28/2025	8/4/2027	S + 575 bps	9.47%	310,418	308,022	0.3%
Rapid Pump Acquisition, Inc.	(d)	Term loan, first lien senior secured	538,963	4/28/2025	8/4/2027	S + 575 bps	9.47%	536,365	532,226	0.5%
Construction & Engineering
Ambient Enterprises Holdco LLC	(d)	Term loan, first lien senior secured	2,287,642	2/4/2025	6/30/2030	S + 550 bps	9.23%	2,254,072	2,259,046	2.0%
Ambient Enterprises Holdco LLC	(d)	Term loan, first lien senior secured	2,747,250	7/3/2025	6/30/2030	S + 550 bps	9.23%	2,703,246	2,712,909	2.4%
Ambient Enterprises Holdco LLC	(d)	Term loan, first lien senior secured	2,915,906	2/4/2025	6/30/2030	S + 550 bps	9.23%	2,873,300	2,879,457	2.5%
Ambient Enterprises Holdco LLC	(d)	Term loan, first lien senior secured	935,126	2/4/2025	6/30/2030	S + 550 bps	9.23%	918,403	923,437	0.8%
Ambient Enterprises Holdco LLC	(d)	Term loan, first lien senior secured	1,542,470	2/6/2026	6/30/2030	S + 550 bps	9.23%	1,516,023	1,523,189	1.3%
Ambient Enterprises Holdco LLC	(d)	Term loan, first lien senior secured	4,701,168	7/3/2025	6/30/2030	S + 550 bps	9.23%	4,620,274	4,642,404	4.1%
Ambient Enterprises Holdco LLC	(d)	Delayed draw, first lien senior secured	1,243,414	2/6/2026	6/30/2030	S + 550 bps	9.23%	1,209,002	1,227,871	1.1%
GridSource Incorporated, LLC	(d)	Term loan, split-lien senior secured	11,452,336	2/18/2025	3/30/2029	S + 900 bps (Incl. 2.00% PIK)	12.67%	11,317,528	11,223,289	9.9%
Kelso Industries LLC	(d)	Term loan, first lien senior secured	17,992,212	2/4/2025	12/30/2029	S + 575 bps	9.42%	17,908,705	17,722,329	15.7%
Lightning Canada Holdings Limited	(d,e,i)	Term loan, first lien senior secured	116,300	2/4/2025	11/16/2029	S + 600 bps	9.73%	114,529	116,533	0.1%
Lightning US Holdings, Inc.	(d)	Term loan, first lien senior secured	963,628	2/4/2025	11/16/2029	S + 600 bps	9.73%	948,952	965,555	0.9%
Lightning US Holdings, Inc.		Term loan, first lien senior secured	233,243	2/4/2025	11/16/2029	S + 600 bps	9.73%	227,550	233,709	0.2%
MKD Electric, LLC		Revolver, first lien senior secured	438,257	4/28/2025	5/31/2029	S + 650 bps	10.12%	425,396	435,627	0.4%
MKD Electric, LLC	(d)	Term loan, first lien senior secured	4,108,450	3/3/2025	5/31/2029	S + 650 bps	10.12%	4,049,757	4,083,800	3.6%
MKD Electric, LLC	(d)	Term loan, first lien senior secured	5,403,133	3/3/2025	5/31/2029	S + 650 bps	10.12%	5,310,321	5,370,714	4.7%
NEN/SBS Consolidator, LLC	(d)	Term loan, first lien senior secured	5,000,000	4/13/2026	12/19/2030	S + 625 bps	9.87%	4,929,574	4,906,500	4.3%
Steffl Drilling & Pump, LLC	(d)	Term loan, first lien senior secured	3,141,026	4/13/2026	3/17/2031	S + 500 bps	8.62%	3,096,645	3,097,994	2.7%
Containers & Packaging
Outlook Group, LLC	(d)	Term loan, first lien senior secured	2,843,326	2/4/2025	11/26/2029	S + 575 bps	9.44%	2,804,218	2,743,810	2.4%
Diversified Consumer Services
Capital Construction, LLC		Revolver, first lien senior secured	133,203	4/28/2025	10/22/2026	S + 575 bps	9.59%	132,814	127,076	0.1%
See accompanying notes to the consolidated financial statements

Investments		Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Capital Construction, LLC	(d)	Term loan, first lien senior secured	1,436,580	4/28/2025	10/22/2026	S + 575 bps	9.47%	1,435,382	1,370,497	1.2%
Capital Construction, LLC	(d)	Term loan, first lien senior secured	173,679	4/28/2025	10/22/2026	S + 575 bps	9.47%	173,534	165,690	0.1%
Capital Construction, LLC	(d)	Term loan, first lien senior secured	267,382	4/28/2025	10/22/2026	S + 575 bps	9.47%	267,159	255,082	0.2%
Capital Construction, LLC	(d)	Term loan, first lien senior secured	346,912	4/28/2025	10/22/2026	S + 575 bps	9.47%	346,623	330,954	0.3%
Food Products
Abbiamo Pasta Company LLC	(d)	Term loan, first lien senior secured	9,253,817	2/10/2025	2/10/2030	S + 550 bps	9.14%	9,120,027	9,184,414	8.1%
Western Smokehouse Partners, LLC	(d)	Term loan, first lien senior secured	14,388,925	3/31/2025	3/31/2029	S + 550 bps	9.12%	14,190,908	14,374,537	12.7%
Western Smokehouse Partners, LLC	(d)	Term loan, first lien senior secured	303,356	4/28/2025	3/31/2029	S + 550 bps	9.12%	299,105	303,053	0.3%
Western Smokehouse Partners, LLC	(d)	Term loan, first lien senior secured	293,612	4/28/2025	3/31/2029	S + 550 bps	9.19%	289,498	293,318	0.3%
Western Smokehouse Partners, LLC	(d)	Term loan, first lien senior secured	2,400,617	2/4/2025	3/31/2029	S + 550 bps	9.12%	2,370,211	2,398,216	2.1%
Health Care Providers & Services
Align ENTA MSO Holdings, LLC	(d)	Term loan, first lien senior secured	3,205,128	4/13/2026	3/25/2032	S + 475 bps	8.39%	3,174,510	3,177,244	2.8%
Bluebird PM Buyer, Inc.		Revolver, first lien senior secured	176,817	2/6/2025	2/3/2032	S + 475 bps	8.49%	166,217	176,817	0.2%
Bluebird PM Buyer, Inc.	(d)	Term loan, first lien senior secured	6,402,237	2/6/2025	2/3/2032	S + 475 bps	8.48%	6,325,478	6,402,237	5.7%
Everest AcquisitionCo, LLC		Revolver, first lien senior secured	142,155	5/12/2026	5/12/2031	S + 550 bps	9.14%	138,635	141,444	0.1%
Everest AcquisitionCo, LLC	(d)	Term loan, first lien senior secured	4,219,821	5/12/2026	5/12/2031	S + 550 bps	9.14%	4,199,300	4,198,722	3.7%
Everest AcquisitionCo, LLC		Term loan, first lien senior secured	721,517	5/12/2026	5/12/2031	S + 550 bps	9.14%	716,109	717,910	0.6%
NS and Associates LLC	(d)	Term loan, first lien senior secured	9,065,622	8/6/2025	8/6/2030	S + 500 bps	8.65%	8,954,138	8,893,375	7.9%
Nystrom & Associates Holding Company, Inc.		Revolver, first lien senior secured	484,772	2/7/2025	6/28/2027	S + 525 bps	9.24%	479,699	461,746	0.4%
Nystrom & Associates Holding Company, Inc.	(d)	Term loan, first lien senior secured	3,491,032	2/7/2025	6/28/2027	S + 525 bps	9.24%	3,472,957	3,325,208	2.9%
Nystrom & Associates Holding Company, Inc.	(d)	Term loan, first lien senior secured	1,049,120	2/7/2025	6/28/2027	S + 525 bps	9.24%	1,043,688	999,286	0.9%
Nystrom & Associates Holding Company, Inc.	(d)	Term loan, first lien senior secured	2,303,313	8/1/2025	6/28/2027	S + 525 bps	9.24%	2,288,339	2,193,906	1.9%
Nystrom & Associates Holding Company, Inc.		Delayed draw, first lien senior secured	163,172	2/7/2025	6/28/2027	S + 525 bps	9.24%	159,978	155,422	0.1%
Panorama Eye Care, LLC		Revolver, first lien senior secured	1,031,431	2/4/2025	1/22/2030	S + 675 bps	10.37%	1,013,059	976,765	0.9%
Panorama Eye Care, LLC	(d)	Term loan, first lien senior secured	5,895,271	2/4/2025	1/22/2030	S + 675 bps	10.37%	5,790,263	5,582,821	4.9%
Panorama Eye Care, LLC	(d)	Delayed draw, first lien senior secured	614,990	2/4/2025	1/22/2030	S + 675 bps	10.37%	578,315	582,396	0.5%
Prime Providers Holdings, LLC	(d)	Term loan, first lien senior secured	1,804,965	2/5/2026	11/21/2028	S + 750 bps	11.44%	1,760,924	1,741,792	1.5%
Prime Providers Holdings, LLC	(d)	Term loan, first lien senior secured	1,398,848	2/5/2026	11/21/2028	S + 750 bps	11.49%	1,365,383	1,349,889	1.2%
Redwood MSO, LLC		Revolver, first lien senior secured	69,817	2/4/2025	12/20/2029	S + 575 bps	9.48%	64,043	69,251	0.1%
Redwood MSO, LLC	(d)	Term loan, first lien senior secured	5,751,982	2/4/2025	12/20/2029	S + 575 bps	9.48%	5,669,713	5,705,391	5.0%
Redwood MSO, LLC	(d)	Term loan, first lien senior secured	936,871	2/4/2025	12/20/2029	S + 575 bps	9.37%	918,015	929,282	0.8%
Household Durables
Centex Acquisition, LLC		Revolver, first lien senior secured	2,174,642	4/28/2025	5/9/2029	S + 575 bps	9.50%	2,154,191	2,133,323	1.9%
Centex Acquisition, LLC	(d)	Term loan, first lien senior secured	2,136,952	2/6/2026	5/9/2029	S + 575 bps	9.47%	2,103,385	2,096,349	1.9%
Centex Acquisition, LLC	(d)	Term loan, first lien senior secured	5,830,494	4/28/2025	5/9/2029	S + 575 bps	9.47%	5,809,712	5,719,715	5.1%
Kimbel Mechanical Systems, LLC		Revolver, first lien senior secured	540,241	7/3/2025	6/28/2029	S + 475 bps	8.48%	528,548	534,190	0.5%
Kimbel Mechanical Systems, LLC	(d)	Term loan, first lien senior secured	6,704,851	7/3/2025	6/28/2029	S + 475 bps	8.48%	6,639,821	6,629,756	5.9%
IT Services
Engineering Research and Consulting, LLC	(d,g)	Term loan, first lien senior secured	9,899,497	7/10/2025	8/29/2031	S + 500 bps	8.73%	9,763,701	8,393,338	7.4%
Summit Hosting LLC		Revolver, first lien senior secured	244,835	2/5/2026	3/1/2030	S + 525 bps	8.94%	241,554	236,878	0.2%
Summit Hosting LLC	(d)	Term loan, first lien senior secured	747,899	2/5/2026	3/1/2030	S + 525 bps	8.94%	739,880	723,592	0.6%
Machinery
Uniloy, Inc.		Revolver, first lien senior secured	1,754,230	3/4/2025	3/4/2030	S + 575 bps	9.40%	1,726,550	1,745,458	1.5%
Uniloy, Inc.	(d)	Term loan, first lien senior secured	2,208,626	2/6/2026	3/4/2030	S + 575 bps	9.44%	2,172,721	2,197,583	1.9%

See accompanying notes to the consolidated financial statements

Investments		Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Uniloy, Inc.	(d)	Term loan, first lien senior secured	8,500,345	3/4/2025	3/4/2030	S + 575 bps	9.44%	8,375,400	8,457,843	7.5%
Media
Berlin Rosen, LLC		Revolver, first lien senior secured	470,533	4/28/2025	1/14/2027	S + 550 bps	9.22%	468,312	468,181	0.4%
Berlin Rosen, LLC	(d)	Term loan, first lien senior secured	6,722,722	4/28/2025	1/14/2027	S + 550 bps	9.22%	6,690,988	6,689,108	5.9%
Personal Care Products
Bradford Soap International, Inc.		Revolver, first lien senior secured	54,263	2/5/2026	8/28/2031	P + 375 bps	10.50%	52,859	54,263	0.0%
Bradford Soap International, Inc.	(d)	Term loan, first lien senior secured	1,619,757	2/5/2026	8/28/2031	S + 475 bps	8.39%	1,612,770	1,619,757	1.4%
DWS Buyer LLC	(d)	Term loan, first lien senior secured	9,462,551	7/29/2025	7/29/2031	S + 525 bps	8.92%	9,342,444	9,344,269	8.3%
Professional Services
A.G. Adjustments, Ltd.		Revolver, first lien senior secured	43,038	4/28/2025	6/28/2027	S + 550 bps	9.19%	43,038	42,608	0.0%
A.G. Adjustments, Ltd.	(d)	Term loan, first lien senior secured	2,610,166	4/28/2025	6/28/2027	S + 550 bps	9.19%	2,610,166	2,584,065	2.3%
ES Ventures LLC	(d)	Term loan, first lien senior secured	2,473,206	8/1/2025	12/13/2028	S + 475 bps	8.44%	2,450,686	2,436,108	2.2%
ES Ventures LLC	(d)	Term loan, first lien senior secured	2,165,069	8/8/2025	12/13/2028	S + 475 bps	8.44%	2,145,242	2,132,593	1.9%
Software
CF Newco, Inc.		Revolver, first lien senior secured	268,423	2/4/2025	12/10/2029	S + 600 bps	9.67%	262,798	268,423	0.2%
CF Newco, Inc.	(d)	Term loan, first lien senior secured	9,521,333	2/4/2025	12/10/2029	S + 600 bps	9.67%	9,451,507	9,616,547	8.5%
REDL Holdings, LLC		Revolver, first lien senior secured	610,058	2/4/2025	12/13/2029	S + 725 bps	10.98%	587,750	589,499	0.5%
REDL Holdings, LLC	(d)	Term loan, first lien senior secured	12,172,246	2/4/2025	12/13/2029	S + 725 bps	11.02%	11,864,199	11,762,042	10.4%
Trading Companies & Distributors
BLP Buyer, Inc.		Revolver, first lien senior secured	336,282	4/28/2025	12/24/2029	S + 625 bps	9.89%	328,989	331,237	0.3%
BLP Buyer, Inc.	(d)	Term loan, first lien senior secured	3,064,497	4/28/2025	12/24/2029	S + 625 bps	9.89%	3,004,938	3,018,529	2.7%
BLP Buyer, Inc.	(d)	Term loan, first lien senior secured	263,312	4/28/2025	12/24/2029	S + 625 bps	9.89%	258,195	259,363	0.2%
BLP Buyer, Inc.	(d)	Term loan, first lien senior secured	368,678	4/28/2025	12/24/2029	S + 625 bps	9.89%	361,512	363,148	0.3%
BLP Buyer, Inc.	(d)	Term loan, first lien senior secured	58,098	8/29/2025	12/24/2029	S + 650 bps	10.13%	57,396	57,227	0.1%

Total Non-controlled/non-affiliated Direct Lending Loans								262,680,582	261,040,897	230.8%

Non-controlled/non-affiliated Broadly Syndicated Loans:
Aerospace & Defense
Atlantic Aviation FBO Inc.	(d,g)	Term loan, first lien senior secured	349,114	5/11/2026	9/22/2031	S + 250 bps	6.14%	350,418	349,844	0.3%
Ontic Engineering & Manufacturing	(d,g,j)	Term loan, first lien senior secured	299,240	2/6/2025	10/31/2030	N/A	N/A	299,240	299,474	0.3%
TransDigm Inc.	(d,g,i)	Term loan, first lien senior secured	1,026,999	4/28/2026	2/28/2031	S + 250 bps	6.14%	1,028,893	1,028,345	0.9%
Automobile Components
Clarios Global LP (fka Power Solutions)	(d,g)	Term loan, first lien senior secured	742,500	5/21/2026	6/28/2032	S + 250 bps	6.14%	743,250	744,126	0.7%
Tenneco Inc.	(d,g)	Term loan, first lien senior secured	494,872	7/9/2025	11/17/2028	S + 475 bps	8.49%	487,779	493,301	0.4%
Tenneco Inc.	(d,g)	Term loan, first lien senior secured	350,000	8/20/2025	11/17/2028	S + 500 bps	8.83%	348,382	349,169	0.3%
Capital Markets
AssetMark Financial Holdings, Inc.	(d,g)	Term loan, first lien senior secured	349,123	5/4/2026	9/5/2031	S + 250 bps	6.23%	349,123	348,170	0.3%
Cetera Financial Group, Inc.	(d,g)	Term loan, first lien senior secured	498,747	11/20/2025	8/9/2030	S + 300 bps	6.64%	498,306	498,266	0.4%
Citadel Securities	(d,g)	Term loan, first lien senior secured	250,000	6/5/2026	10/31/2033	S + 200 bps	5.66%	249,775	249,740	0.2%
Creative Planning LLC	(d,g,j)	Term loan, first lien senior secured	199,492	6/30/2026	5/17/2031	N/A	N/A	199,118	198,952	0.2%
Jane Street Group	(d,g)	Term loan, first lien senior secured	249,340	5/13/2026	12/15/2031	S + 200 bps	5.67%	249,340	247,387	0.2%
Janus Henderson	(d,g,j)	Term loan, first lien senior secured	250,000	6/24/2026	3/25/2033	N/A	N/A	250,313	250,105	0.2%
Osaic Holdings, Inc. fka Advisor Group	(d,g)	Term loan, first lien senior secured	822,706	1/12/2026	8/2/2032	S + 250 bps	6.23%	824,522	813,142	0.7%
Victory Capital Operating, LLC	(d,g,i)	Term loan, first lien senior secured	398,995	5/11/2026	9/11/2032	S + 175 bps	5.48%	399,981	397,906	0.4%
Chemicals
Ketjen	(d,g,j)	Term loan, first lien senior secured	60,000	6/30/2026	6/30/2033	N/A	N/A	57,600	57,600	0.1%
Nouryon (fka AkzoNobel)	(d,f,g,i,j)	Term loan, first lien senior secured	157,000	6/23/2026	6/23/2031	N/A	N/A	156,215	157,229	0.1%
Commercial Services & Supplies
Brightview Landscapes (fka Brickman)	(d,g,i)	Term loan, first lien senior secured	50,000	6/11/2026	4/29/2033	S + 200 bps	5.64%	49,875	49,896	0.0%

See accompanying notes to the consolidated financial statements

Investments		Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Pitney Bowes Inc	(d,g,i)	Term loan, first lien senior secured	742,273	7/2/2025	3/19/2032	S + 375 bps	7.48%	743,074	743,397	0.7%
Construction & Engineering
Trilon Group	(d,g)	Term loan, first lien senior secured	60,612	6/5/2026	6/5/2033	S + 350 bps	7.12%	60,311	60,688	0.1%
Consumer Staples Distribution & Retail
Golden State Foods	(d,g)	Term loan, first lien senior secured	349,125	1/22/2026	12/4/2031	S + 350 bps	7.23%	350,779	350,125	0.3%
Diversified Consumer Services
Culligan (aka AI Aqua Merger)	(d,g)	Term loan, first lien senior secured	548,625	6/8/2026	7/31/2028	S + 250 bps	6.12%	548,625	548,759	0.5%
Culligan (aka AI Aqua Merger)	(d,g,i,j)	Term loan, first lien senior secured	161,000	6/25/2026	6/25/2033	N/A	N/A	160,598	161,091	0.1%
KinderCare (KUEHG Corp.)	(d,g,i)	Term loan, first lien senior secured	400,123	7/1/2025	6/12/2030	S + 275 bps	6.48%	400,360	386,259	0.3%
Medforth Global Healthcare Education (fka St. George's)	(d,g)	Term loan, first lien senior secured	1,438,113	3/12/2025	2/10/2029	S + 275 bps	6.39%	1,434,884	1,419,123	1.3%
Prime Security Services Borrower, LLC	(d,g,i)	Term loan, first lien senior secured	497,889	3/24/2026	10/13/2030	S + 200 bps	5.62%	497,889	495,338	0.4%
Diversified Telecommunication Services
Acquisitions Cogeco Cable II L.P. (Atlantic Broadband (Penn) Holdings, Inc.)	(d,g)	Term loan, first lien senior secured	1,555,801	7/22/2025	9/1/2028	S + 250 bps	6.26%	1,553,047	1,478,011	1.3%
SubCom	(d,g)	Term loan, first lien senior secured	500,000	2/5/2026	1/30/2031	S + 300 bps	6.64%	502,690	502,168	0.4%
Electronic Equipment, Instruments & Components
Esco Technologies Inc.	(d,g,i,j)	Term loan, first lien senior secured	133,000	6/10/2026	6/10/2033	N/A	N/A	132,668	133,000	0.1%
Entertainment
Creative Artists	(d,g)	Term loan, first lien senior secured	846,777	7/22/2025	10/1/2031	S + 250 bps	6.14%	849,481	847,641	0.7%
Electronic Arts	(d,g,j)	Term loan, first lien senior secured	400,000	5/27/2026	3/24/2033	N/A	N/A	401,500	401,436	0.4%
Warner Bros. Discovery, Inc.	(d,g,i)	Term loan, first lien senior secured	833,654	5/27/2026	5/27/2033	S + 250 bps	6.14%	834,382	834,921	0.7%
WME/IMG Worldwide	(d,g)	Term loan, first lien senior secured	997,481	2/4/2025	3/24/2032	S + 275 bps	6.39%	999,108	999,850	0.9%
Financial Services
Hudson River Trading	(d,g)	Term loan, first lien senior secured	496,244	1/21/2026	3/18/2030	S + 250 bps	6.14%	497,907	493,430	0.4%
MedRisk	(d,g)	Term loan, first lien senior secured	154,000	6/10/2026	6/10/2033	S + 325 bps	6.89%	152,468	152,909	0.1%
Food Products
Actus Nutrition (fka Milk Specialties)	(d,g)	Term loan, first lien senior secured	995,006	1/22/2026	7/8/2032	S + 400 bps	7.67%	997,183	1,004,021	0.9%
Chobani, LLC	(d,g)	Term loan, first lien senior secured	248,750	3/31/2026	10/22/2032	S + 225 bps	5.89%	248,750	249,527	0.2%
Ground Transportation
First Student & First Transit	(d,g,j)	Term loan, first lien senior secured	380,397	4/28/2026	8/15/2030	N/A	N/A	380,872	381,057	0.3%
Health Care Providers & Services
Athenahealth	(d,g)	Term loan, first lien senior secured	250,000	6/1/2026	2/17/2032	S + 325 bps	6.89%	249,377	247,719	0.2%
Aveanna Healthcare	(d,g,i)	Term loan, first lien senior secured	249,373	5/26/2026	9/17/2032	S + 300 bps	6.64%	249,674	250,719	0.2%
CHG Buyer Corporation	(d,g)	Term loan, first lien senior secured	399,000	5/7/2026	9/29/2031	S + 300 bps	6.66%	399,977	399,604	0.4%
Kindred at Home	(d,g,j)	Term loan, first lien senior secured	108,000	6/17/2026	6/17/2031	N/A	N/A	106,920	108,041	0.1%
Lifepoint Hospitals, Inc. (aka Lakers Holding Corp.)	(d,g)	Term loan, first lien senior secured	994,949	2/4/2025	5/17/2031	S + 375 bps	7.42%	993,455	981,433	0.9%
Medical Surgical Solutions (a business of McKesson)	(d,g,i)	Term loan, first lien senior secured	120,000	6/3/2026	6/4/2032	S + 225 bps	5.98%	119,402	120,175	0.1%
MyEyeDr	(d,g)	Term loan, first lien senior secured	349,123	12/31/2025	4/15/2031	S + 300 bps	6.64%	351,030	349,924	0.3%
Southern Veterinary Partners, LLC	(d,g)	Term loan, first lien senior secured	746,866	7/7/2025	12/11/2031	S + 250 bps	6.16%	748,171	747,041	0.7%
Health Care Technology
Waystar	(d,g,i)	Term loan, first lien senior secured	398,970	5/27/2026	10/22/2029	S + 200 bps	5.64%	398,970	398,471	0.4%
Zelis Healthcare Corporation	(d,g)	Term loan, first lien senior secured	1,970,000	2/4/2025	11/26/2031	S + 325 bps	6.89%	1,978,011	1,926,296	1.7%
Hotels, Restaurants & Leisure
AGS LLC	(d,g)	Term loan, first lien senior secured	498,744	7/7/2025	6/14/2032	S + 475 bps	8.48%	494,259	498,993	0.4%
Ignite	(d,g)	Term loan, first lien senior secured	796,000	1/2/2026	7/1/2032	S + 425 bps	7.98%	795,834	797,481	0.7%
Insurance
Alliant Holdings I, Inc.	(d,g)	Term loan, first lien senior secured	748,111	5/14/2026	9/19/2031	S + 250 bps	6.14%	748,185	739,018	0.7%
AMWINS Group, Inc.	(d,g)	Term loan, first lien senior secured	984,950	1/14/2026	1/23/2032	S + 200 bps	5.64%	987,068	965,788	0.9%
Asurion, LLC (fka Asurion Corporation)	(d,g)	Term loan, first lien senior secured	229,201	7/3/2025	8/19/2028	S + 400 bps	7.76%	227,830	229,225	0.2%
See accompanying notes to the consolidated financial statements

Investments		Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
BroadStreet Partners	(d,g)	Term loan, first lien senior secured	1,485,476	3/12/2025	6/14/2031	S + 250 bps	6.14%	1,490,231	1,437,770	1.3%
IT Services
Ahead Data Blue	(d,g)	Term loan, first lien senior secured	249,370	6/9/2026	2/1/2031	S + 250 bps	6.23%	246,895	245,756	0.2%
Go Daddy Operating Company, LLC	(d,g,i)	Term loan, first lien senior secured	299,237	4/30/2026	5/30/2031	S + 175 bps	5.39%	292,976	292,472	0.3%
Presidio	(d,g)	Term loan, first lien senior secured	1,478,800	7/2/2025	6/27/2031	S + 300 bps	6.62%	1,481,731	1,474,179	1.3%
Life Sciences Tools & Services
Phoenix Newco, Inc. (fka Parexel International)	(d,g)	Term loan, first lien senior secured	248,750	3/19/2026	12/9/2031	S + 250 bps	6.14%	248,446	249,087	0.2%
Syneos Health, Inc. (FKA INC Research, LLC)	(d,g)	Term loan, first lien senior secured	648,342	7/3/2025	9/27/2030	S + 400 bps	7.73%	643,706	649,946	0.6%
Media
Cengage Learning Acquisitions, Inc. (Thomson Learning)	(d,g)	Term loan, first lien senior secured	873,810	1/22/2026	3/24/2031	S + 300 bps	6.65%	875,879	865,919	0.8%
Nexstar Broadcasting, Inc.	(d,g,i)	Term loan, first lien senior secured	261,429	3/25/2026	3/18/2033	S + 275 bps	6.39%	259,839	259,165	0.2%
Nielsen Finance LLC (VNU, Inc.)	(d,g)	Term loan, first lien senior secured	300,000	3/20/2026	1/28/2033	S + 500 bps	8.77%	287,532	297,978	0.3%
Univision Communications Inc.	(d,g)	Term loan, first lien senior secured	249,364	5/6/2026	1/31/2029	S + 350 bps	7.14%	248,755	248,040	0.2%
Passenger Airlines
AAdvantage Loyalty IP Ltd.	(d,g,i)	Term loan, first lien senior secured	400,000	4/28/2026	4/20/2028	S + 225 bps	5.93%	398,563	400,094	0.4%
American Airlines, Inc.	(d,g,i,j)	Term loan, first lien senior secured	250,000	6/24/2026	5/20/2033	N/A	N/A	246,563	247,344	0.2%
AS Mileage Plan IP Ltd.	(d,g,i)	Term loan, first lien senior secured	250,000	5/11/2026	5/6/2033	S + 200 bps	5.64%	250,310	249,533	0.2%
Pharmaceuticals
Amneal Pharmaceuticals LLC	(d,g,i)	Term loan, first lien senior secured	348,248	1/13/2026	8/1/2032	S + 300 bps	6.64%	350,703	350,153	0.3%
Professional Services
AmSpec	(d,g)	Term loan, first lien senior secured	298,493	6/30/2026	12/22/2031	S + 300 bps	6.73%	298,493	299,873	0.3%
Citrin Cooperman	(d,g)	Term loan, first lien senior secured	498,744	2/6/2026	3/8/2032	S + 300 bps	6.73%	487,005	486,098	0.4%
Clarivate Analytics (fka Intellectual Property & Science)	(d,g)	Term loan, first lien senior secured	1,500,000	2/4/2025	1/31/2031	S + 275 bps	6.39%	1,501,500	1,386,248	1.2%
EisnerAmper LLP	(d,g)	Term loan, first lien senior secured	423,932	4/21/2026	2/28/2031	S + 400 bps	7.64%	412,205	417,251	0.4%
Grant Thornton Advisors LLC	(d,g)	Term loan, first lien senior secured	348,241	3/11/2025	6/2/2031	S + 275 bps	6.39%	348,203	332,245	0.3%
Software
Avalara Inc.	(d,g)	Term loan, first lien senior secured	248,747	1/26/2026	3/19/2032	S + 250 bps	6.23%	248,747	238,797	0.2%
BMC Software Inc.	(d,g)	Term loan, first lien senior secured	597,480	2/6/2025	7/30/2031	S + 275 bps	6.42%	584,811	540,035	0.5%
Cloud Software Group, Inc. (aka Citrix fka TIBCO Software)	(d,g)	Term loan, first lien senior secured	436,870	8/29/2025	3/21/2031	S + 325 bps	6.98%	436,602	384,445	0.3%
Genesys Telecom Holdings	(d,g)	Term loan, first lien senior secured	400,000	2/5/2025	1/23/2032	S + 250 bps	6.23%	387,189	384,056	0.3%
McAfee	(d,g)	Term loan, first lien senior secured	823,342	2/7/2025	3/1/2029	S + 300 bps	6.64%	817,351	734,010	0.6%
SS&C Technologies Inc	(d,g,i)	Term loan, first lien senior secured	375,000	4/28/2026	5/9/2031	S + 200 bps	5.64%	375,455	374,689	0.3%
UKG Inc. (fka Ultimate Software)	(d,g)	Term loan, first lien senior secured	1,246,859	1/13/2026	2/10/2031	S + 225 bps	5.91%	1,219,993	1,177,147	1.0%
Textiles, Apparel & Luxury Goods
Authentic Brands	(d,g)	Term loan, first lien senior secured	957,489	2/7/2025	12/21/2028	S + 225 bps	5.89%	956,053	958,930	0.8%

Total Non-controlled/non-affiliated Broadly Syndicated Loans								42,532,605	41,916,591	37.1%

Non-controlled/non-affiliated Unfunded Commitments:
Aerospace & Defense
SV-Aero Holdings, LLC		Delayed draw, first lien senior secured	-	2/4/2025	11/1/2030	Fixed	1.00%	-	-	-%
Chemicals
Deerpoint Group, LLC	(h)	Delayed draw, first lien senior secured	-	2/6/2026	8/15/2030	Fixed	1.00%	(4,177)	(4,177)	(0.0%)
Construction & Engineering
Ambient Enterprises Holdco LLC	(h)	Revolver, first lien senior secured	-	4/28/2025	12/8/2029	Fixed	0.50%	(7,711)	(7,711)	(0.0%)
Lightning US Holdings, Inc.	(h)	Revolver, first lien senior secured	-	2/4/2025	11/16/2029	Fixed	1.00%	(3,512)	(3,512)	(0.0%)
Steffl Drilling & Pump, LLC	(h)	Revolver, first lien senior secured	-	4/13/2026	3/17/2031	Fixed	0.50%	(12,680)	(12,680)	(0.0%)
Steffl Drilling & Pump, LLC	(h)	Delayed draw, first lien senior secured	-	4/13/2026	3/17/2031	Fixed	1.00%	(6,793)	(6,793)	(0.0%)

See accompanying notes to the consolidated financial statements

Investments		Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Trilon Group	(h)	Delayed draw, first lien senior secured	-	6/5/2026	6/5/2033	Fixed	1.00%	(27)	(27)	(0.0%)
Containers & Packaging
Outlook Group, LLC	(h)	Revolver, first lien senior secured	-	2/4/2025	11/26/2029	Fixed	0.50%	(9,340)	(9,340)	(0.0%)
Outlook Group, LLC	(h)	Delayed draw, first lien senior secured	-	2/4/2025	11/26/2029	Fixed	1.00%	(10,961)	(10,961)	(0.0%)
Food Products
Abbiamo Pasta Company LLC	(h)	Revolver, first lien senior secured	-	2/10/2025	2/10/2030	Fixed	0.50%	(10,924)	(10,924)	(0.0%)
Western Smokehouse Partners, LLC	(h)	Revolver, first lien senior secured	-	3/31/2025	3/31/2029	Fixed	0.50%	(11,824)	(11,824)	(0.0%)
Health Care Providers & Services
Align ENTA MSO Holdings, LLC	(h)	Revolver, first lien senior secured	-	4/13/2026	3/25/2032	Fixed	0.50%	(2,449)	(2,449)	(0.0%)
Align ENTA MSO Holdings, LLC	(h)	Delayed draw, first lien senior secured	-	4/13/2026	3/25/2032	Fixed	1.00%	(4,899)	(4,899)	(0.0%)
Align ENTA MSO Holdings, LLC	(h)	Delayed draw, first lien senior secured	-	4/13/2026	3/25/2032	Fixed	1.00%	(2,449)	(2,449)	(0.0%)
Bluebird PM Buyer, Inc.	(h)	Delayed draw, first lien senior secured	-	2/6/2025	2/3/2032	Fixed	1.00%	(5,300)	(5,300)	(0.0%)
Everest AcquisitionCo, LLC		Delayed draw, first lien senior secured	-	5/12/2026	5/12/2031	Fixed	0.75%	-	-	-%
NS and Associates LLC	(h)	Revolver, first lien senior secured	-	8/6/2025	8/6/2030	Fixed	0.50%	(10,089)	(10,089)	(0.0%)
Prime Providers Holdings, LLC	(h)	Revolver, first lien senior secured	-	2/5/2026	11/21/2028	Fixed	1.00%	(5,466)	(5,466)	(0.0%)
IT Services
Summit Hosting LLC	(h)	Delayed draw, first lien senior secured	-	2/5/2026	3/1/2030	Fixed	1.00%	(9,854)	(9,854)	(0.0%)
Personal Care Products
Bradford Soap International, Inc.		Delayed draw, first lien senior secured	-	2/5/2026	8/28/2031	Fixed	1.00%	-	-	-%
DWS Buyer LLC	(h)	Revolver, first lien senior secured	-	7/29/2025	7/29/2031	Fixed	0.50%	(23,824)	(23,824)	(0.0%)
DWS Buyer LLC	(h)	Delayed draw, first lien senior secured	-	7/29/2025	7/29/2031	Fixed	1.00%	(19,854)	(19,854)	(0.0%)

Total Non-controlled/non-affiliated Unfunded Commitments								(162,133)	(162,133)	(0.1%)

Non-controlled/non-affiliated Equity Investments:
Food Products
Pasta Holdings LLC		Equity, Common	630	2/10/2025	629,674	900,598	0.8%

Total Non-controlled/non-affiliated Equity Investments					629,674	900,598	0.8%

Grand Total	(k,l,m,n)				$305,680,728	$303,695,953	268.5%

(a)
Loans may bear interest at a rate that is determined by reference to SOFR (“S”) or Prime (“P”) and which resets periodically. Loans may also be subject to a SOFR or Prime interest rate floor. As of June 30, 2026, the reference rates for the floating rate loans were 1 month SOFR of 3.65%, 3 month SOFR of 3.73%, Prime of 6.75%.
(b)
Interest rate, including fee on unfunded commitments, in effect as of June 30, 2026.
(c)
Cost of investments is net of capitalized and unamortized transaction fees and includes capitalized payment-in-kind (“PIK”) interest.
(d)
All or a portion of the loan is held by a special purpose vehicle, wholly-owned by the Fund, created specifically to borrow from and hold collateral for the Fund's warehouse lines of credit.
(e)
Portfolio Company is a foreign entity domiciled in Canada.
(f)
Portfolio Company is a foreign entity domiciled in Netherlands.
(g)
Security is a Level 2 security within the Fund's fair value hierarchy as included in Note (4).
(h)
The negative fair value is the result of the capitalized discount on the loan and/or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(i)
The Fund has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets.
(j)
Unsettled trade as of June 30, 2026.
(k)
Unless otherwise indicated, all securities are a Level 3 security within the Fund’s fair value hierarchy as included in Note (4).
(l)
All securities are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(m)
All the Fund’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, unless otherwise noted. All the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. All securities are denominated in U.S. dollars, unless otherwise stated.
(n)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act, unless otherwise noted. The 1940 Act classifies investments based on the level of control that the Fund maintains in a particular portfolio company.

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund LP

Consolidated Schedule of Investments

As of December 31, 2025

Investments		Type	Principal amount	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated Direct Lending Loans:
Aerospace & Defense
OC Composite Works, LLC	(d)	Term Loan, Senior Secured	$1,464,116	2/4/2025	4/1/2027	S + 525 bps	9.22%	$1,456,378	$1,464,116	1.4%
SV-Aero Holdings, LLC	(d)	Term Loan, Senior Secured	1,245,635	2/4/2025	11/1/2030	S + 500 bps	8.67%	1,240,590	1,245,635	1.2%
Votaw Precision Technologies, LLC		Revolver, Senior Secured	1,010,879	3/21/2025	3/21/2030	S + 600 bps	9.86%	974,983	982,575	1.0%
Votaw Precision Technologies, LLC	(d)	Term Loan, Senior Secured	9,528,869	3/21/2025	3/21/2030	S + 600 bps	9.87%	9,368,141	9,262,061	9.1%
Votaw Precision Technologies, LLC		Delayed Draw, Senior Secured	265,008	3/21/2025	3/21/2030	S + 600 bps	9.87%	244,826	257,588	0.3%
Commercial Services & Supplies
AIP ATCO Buyer, LLC		Revolver, Senior Secured	58,472	4/28/2025	5/17/2028	S + 650 bps	10.47%	58,472	56,864	0.1%
AIP ATCO Buyer, LLC	(d)	Term Loan, Senior Secured	2,339,707	4/28/2025	5/17/2028	S + 650 bps	10.53%	2,339,707	2,275,365	2.2%
Rapid Pump Acquisition, Inc.		Revolver, Senior Secured	46,365	4/28/2025	8/4/2027	S + 575 bps	9.72%	45,693	45,613	0.0%
Rapid Pump Acquisition, Inc.	(d)	Term Loan, Senior Secured	2,125,310	4/28/2025	8/4/2027	S + 575 bps	9.72%	2,110,424	2,090,881	2.0%
Construction & Engineering
Ambient Enterprises Holdco LLC	(d)	Term Loan, Senior Secured	9,540,868	2/4/2025	6/30/2030	S + 525 bps	8.92%	9,380,322	9,445,460	9.3%
Ambient Enterprises Holdco LLC	(d)	Term Loan, Senior Secured	2,761,125	7/3/2025	6/30/2030	S + 525 bps	8.92%	2,711,416	2,733,514	2.7%
Ambient Enterprises Holdco LLC	(d)	Delayed Draw, Senior Secured	888,186	7/3/2025	6/30/2030	S + 525 bps	8.92%	837,156	879,305	0.9%
GridSource Incorporated, LLC	(d)	Term Loan, Bifurcated	11,510,461	2/18/2025	3/30/2029	S + 700 bps	10.82%	11,350,519	10,324,884	10.1%
Kelso Industries LLC	(d)	Term Loan, Senior Secured	18,225,878	2/4/2025	12/30/2029	S + 575 bps	9.57%	18,129,460	18,271,442	17.9%
Lightning Canada Holdings Limited	(d,e,i)	Term Loan, Senior Secured	119,836	2/4/2025	11/18/2029	S + 600 bps	9.67%	117,744	116,841	0.1%
Lightning US Holdings, Inc.	(d)	Term Loan, Senior Secured	992,931	2/4/2025	11/18/2029	S + 600 bps	9.67%	975,594	968,107	0.9%
Lightning US Holdings, Inc.		Delayed Draw, Senior Secured	124,505	2/4/2025	11/18/2029	S + 600 bps	9.67%	119,641	121,393	0.1%
MKD Electric, LLC		Revolver, Senior Secured	1,324,021	4/28/2025	5/31/2029	S + 625 bps	10.12%	1,299,226	1,309,457	1.3%
MKD Electric, LLC	(d)	Term Loan, Senior Secured	22,713,342	3/3/2025	5/31/2029	S + 625 bps	10.12%	22,290,066	22,463,496	22.0%
Containers & Packaging
Outlook Group, LLC		Revolver, Senior Secured	2,857,723	2/4/2025	11/26/2029	S + 575 bps	9.74%	2,812,698	2,764,847	2.7%
Diversified Consumer Services
Capital Construction, LLC	(d)	Term Loan, Senior Secured	2,235,788	4/28/2025	10/22/2026	S + 575 bps	9.72%	2,230,937	2,200,015	2.2%
Food Products
Abbiamo Pasta Company LLC	(d)	Term Loan, Senior Secured	9,300,791	2/10/2025	2/10/2030	S + 600 bps	9.72%	9,147,882	9,138,027	8.9%
Western Smokehouse Partners, LLC	(d)	Term Loan, Senior Secured	14,461,414	3/31/2025	3/31/2029	S + 550 bps	9.37%	14,226,520	14,331,261	14.0%
Western Smokehouse Partners, LLC	(d)	Term Loan, Senior Secured	304,890	4/28/2025	3/31/2029	S + 550 bps	9.37%	299,848	302,146	0.3%
Western Smokehouse Partners, LLC	(d)	Term Loan, Senior Secured	295,116	4/28/2025	3/31/2029	S + 550 bps	9.23%	290,235	292,460	0.3%
Western Smokehouse Partners, LLC	(d)	Delayed Draw, Senior Secured	1,927,520	2/4/2025	3/31/2029	S + 550 bps	9.37%	1,896,608	1,903,329	1.9%
Health Care Providers & Services
Bluebird PM Buyer, Inc.	(d)	Term Loan, Senior Secured	6,434,653	2/6/2025	2/3/2032	S + 475 bps	8.42%	6,350,671	6,434,653	6.3%
Everest AcquisitionCo, LLC	(d)	Term Loan, Senior Secured	3,070,286	7/8/2025	12/13/2028	S + 600 bps	9.72%	3,018,047	3,042,653	3.0%
NS and Associates LLC	(d)	Term Loan, Senior Secured	14,761,056	8/6/2025	8/6/2030	S + 525 bps	9.07%	14,557,586	14,598,684	14.3%
Nystrom & Associates Holding Company, Inc.		Revolver, Senior Secured	175,343	2/7/2025	6/28/2027	S + 525 bps	9.18%	167,734	170,083	0.2%
Nystrom & Associates Holding Company, Inc.	(d)	Term Loan, Senior Secured	4,564,287	2/7/2025	6/28/2027	S + 525 bps	9.18%	4,528,840	4,427,358	4.3%
Nystrom & Associates Holding Company, Inc.	(d)	Term Loan, Senior Secured	2,314,917	8/1/2025	6/28/2027	S + 525 bps	9.18%	2,292,342	2,245,470	2.2%
Nystrom & Associates Holding Company, Inc.		Delayed Draw, Senior Secured	163,997	2/7/2025	6/28/2027	S + 525 bps	9.18%	159,199	159,078	0.2%
Panorama Eye Care, LLC		Revolver, Senior Secured	1,031,431	2/4/2025	1/22/2030	S + 675 bps	10.48%	1,010,503	988,111	1.0%
Panorama Eye Care, LLC	(d)	Term Loan, Senior Secured	5,971,339	2/4/2025	1/22/2030	S + 675 bps	10.62%	5,850,179	5,720,542	5.6%
Redwood MSO, LLC		Revolver, Senior Secured	120,339	2/4/2025	12/20/2029	S + 550 bps	9.17%	113,742	118,390	0.1%
Redwood MSO, LLC	(d)	Term Loan, Senior Secured	5,781,180	2/4/2025	12/20/2029	S + 550 bps	9.17%	5,686,690	5,687,525	5.6%
Redwood MSO, LLC		Delayed Draw, Senior Secured	623,926	2/4/2025	12/20/2029	S + 550 bps	9.17%	605,591	613,819	0.6%
Household Durables
Centex Acquisition, LLC		Revolver, Senior Secured	1,108,093	4/28/2025	5/9/2029	S + 550 bps	9.36%	1,104,745	1,106,985	1.1%
Centex Acquisition, LLC	(d)	Term Loan, Senior Secured	5,860,141	4/28/2025	5/9/2029	S + 550 bps	9.47%	5,835,627	5,854,280	5.7%
Kimbel Mechanical Systems, LLC	(d)	Term Loan, Senior Secured	5,151,013	7/3/2025	6/28/2029	S + 450 bps	8.17%	5,096,867	5,086,625	5.0%
IT Services
DeFY Security LLC	(d)	Term Loan, Senior Secured	2,262,293	4/4/2025	12/31/2028	S + 550 bps	9.64%	2,226,050	2,236,955	2.2%
Engineering Research and Consulting, LLC	(d)	Term Loan, Senior Secured	9,949,749	7/10/2025	8/29/2031	S + 500 bps	8.67%	9,800,157	7,263,317	7.1%
Machinery
Uniloy, Inc.		Revolver, Senior Secured	1,128,568	3/4/2025	3/4/2030	S + 575 bps	9.62%	1,107,651	1,125,183	1.1%
Uniloy, Inc.	(d)	Term Loan, Senior Secured	8,543,168	3/4/2025	3/4/2030	S + 575 bps	9.74%	8,400,657	8,517,538	8.3%
See accompanying notes to the consolidated financial statements

Investments		Type	Principal amount	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Media
Berlin Rosen, LLC		Revolver, Senior Secured	399,953	4/28/2025	1/14/2027	S + 550 bps	9.47%	395,691	393,954	0.4%
Berlin Rosen, LLC	(d)	Term Loan, Senior Secured	6,756,934	4/28/2025	1/14/2027	S + 550 bps	9.47%	6,695,733	6,655,580	6.5%
Personal Care Products
DWS Buyer LLC		Revolver, Senior Secured	9,510,101	7/29/2025	7/29/2031	S + 550 bps	9.70%	9,377,606	9,379,813	9.2%
Professional Services
A.G. Adjustments, Ltd.		Revolver, Senior Secured	43,038	4/28/2025	6/29/2026	S + 550 bps	9.49%	42,452	42,392	0.0%
A.G. Adjustments, Ltd.	(d)	Term Loan, Senior Secured	2,623,589	4/28/2025	6/29/2026	S + 550 bps	9.49%	2,609,291	2,584,235	2.5%
ES Ventures LLC	(d)	Term Loan, Senior Secured	2,485,665	8/1/2025	12/13/2028	S + 475 bps	8.74%	2,458,459	2,457,826	2.4%
ES Ventures LLC	(d)	Term Loan, Senior Secured	2,175,976	8/8/2025	12/13/2028	S + 475 bps	8.74%	2,152,024	2,151,605	2.1%
Software
CF Newco, Inc.		Revolver, Senior Secured	268,423	2/4/2025	12/10/2029	S + 600 bps	9.67%	261,989	268,423	0.3%
CF Newco, Inc.	(d)	Term Loan, Senior Secured	9,670,883	2/4/2025	12/10/2029	S + 600 bps	9.74%	9,589,756	9,767,592	9.6%
REDL Holdings, LLC		Revolver, Senior Secured	610,058	2/4/2025	12/13/2029	S + 725 bps	11.21%	584,548	591,756	0.6%
REDL Holdings, LLC	(d)	Term Loan, Senior Secured	13,329,765	2/4/2025	12/13/2029	S + 725 bps	11.10%	12,940,145	12,929,872	12.7%
Trading Companies & Distributors
BLP Buyer, Inc.		Revolver, Senior Secured	286,249	4/28/2025	12/22/2029	S + 625 bps	9.97%	277,917	278,807	0.3%
BLP Buyer, Inc.	(d)	Term Loan, Senior Secured	3,715,338	4/28/2025	12/22/2029	S + 625 bps	9.97%	3,632,840	3,618,739	3.5%
BLP Buyer, Inc.	(d)	Term Loan, Senior Secured	58,390	8/29/2025	12/22/2029	S + 625 bps	10.29%	57,584	56,872	0.1%

Total Non-controlled/non-affiliated Direct Lending Loans								244,943,999	241,821,397	236.8%

Non-controlled/non-affiliated Broadly Syndicated Loans:
Automobile Components
Clarios Global LP (fka Power Solutions)	(d,f)	Term Loan, Senior Secured	1,496,250	2/6/2025	1/14/2032	S + 275 bps	6.47%	1,497,894	1,505,833	1.5%
Tenneco Inc.	(d,f)	Term Loan, Senior Secured	497,436	7/9/2025	11/17/2028	S + 475 bps	8.74%	488,823	488,701	0.5%
Tenneco Inc.	(d,f)	Term Loan, Senior Secured	350,000	8/20/2025	11/17/2028	S + 500 bps	8.77%	348,045	344,657	0.3%
Beverages
Primo Brands( f.k.a Triton Water Holdings)	(d,f,i)	Term Loan, Senior Secured	498,741	10/14/2025	3/31/2028	S + 225 bps	5.92%	498,741	500,738	0.5%
Capital Markets
Cetera Financial Group, Inc.	(d,f)	Term Loan, Senior Secured	548,618	11/20/2025	8/9/2030	S + 300 bps	6.72%	548,618	551,411	0.5%
Osaic Holdings, Inc. fka Advisor Group	(d,f)	Term Loan, Senior Secured	1,500,000	7/22/2025	7/16/2032	S + 300 bps	6.60%	1,503,582	1,508,010	1.5%
Commercial Services & Supplies
Pitney Bowes Inc	(d,f,i)	Term Loan, Senior Secured	746,171	7/2/2025	3/19/2032	S + 375 bps	7.47%	747,047	743,142	0.7%
Diversified Consumer Services
KinderCare (KUEHG Corp.)	(d,f,i)	Term Loan, Senior Secured	1,980,050	7/1/2025	6/12/2030	S + 275 bps	6.42%	1,981,373	1,927,381	1.9%
Medforth Global Healthcare Education (fka St. George's)	(d,f)	Term Loan, Senior Secured	1,446,038	3/12/2025	2/10/2029	S + 275 bps	6.47%	1,442,175	1,401,297	1.4%
Diversified Telecommunication Services
Acquisitions Cogeco Cable II L.P. (Atlantic Broadband (Penn) Holdings, Inc.)	(d,f)	Term Loan, Senior Secured	1,592,376	7/22/2025	9/1/2028	S + 250 bps	6.33%	1,588,914	1,539,270	1.5%
SubCom	(d,f)	Term Loan, Senior Secured	500,000	7/10/2025	1/30/2031	S + 350 bps	7.22%	502,980	504,500	0.5%
Entertainment
Creative Artists	(d,f)	Term Loan, Senior Secured	1,995,000	7/22/2025	10/1/2031	S + 250 bps	6.22%	2,001,992	2,004,975	2.0%
WME/IMG Worldwide	(d,f)	Term Loan, Senior Secured	1,496,241	2/4/2025	3/24/2032	S + 275 bps	6.47%	1,498,898	1,506,714	1.5%
Financial Services
Hudson River Trading	(d,f)	Term Loan, Senior Secured	498,737	2/4/2025	3/18/2030	S + 275 bps	6.49%	500,442	501,473	0.5%
Food Products
Actus Nutrition (fka Milk Specialties)	(d,f)	Term Loan, Senior Secured	997,500	7/22/2025	7/8/2032	S + 450 bps	8.25%	999,862	1,004,363	1.0%
Health Care Providers & Services
Lifepoint Hospitals, Inc. (aka Lakers Holding Corp.)	(d,f)	Term Loan, Senior Secured	997,481	2/4/2025	5/17/2031	S + 375 bps	7.65%	995,277	1,001,870	1.0%
MyEyeDr	(d,f)	Term Loan, Senior Secured	500,000	12/31/2025	4/15/2031	S + 300 bps	6.72%	503,014	502,083	0.5%
Southern Veterinary Partners, LLC	(d,f)	Term Loan, Senior Secured	997,500	7/7/2025	12/11/2031	S + 250 bps	6.37%	1,001,032	997,415	1.0%
Health Care Technology
Zelis Healthcare Corporation	(d,f)	Term Loan, Senior Secured	1,980,000	2/4/2025	11/26/2031	S + 325 bps	6.97%	1,988,790	1,967,625	1.9%
Hotels, Restaurants & Leisure
AGS LLC	(d,f)	Term Loan, Senior Secured	748,125	7/7/2025	6/14/2032	S + 475 bps	8.42%	740,836	735,343	0.7%
Ignite	(d,f)	Term Loan, Senior Secured	1,246,875	7/10/2025	5/10/2032	S + 475 bps	8.42%	1,246,592	1,249,331	1.2%
Industrial Conglomerates
Madison IAQ	(d,f)	Term Loan, Senior Secured	746,752	2/6/2025	6/21/2028	S + 250 bps	6.70%	746,887	751,202	0.7%
Insurance
AMWINS Group, Inc.	(d,f)	Term Loan, Senior Secured	1,989,950	2/4/2025	1/23/2032	S + 225 bps	5.97%	1,994,611	1,997,919	2.0%
Asurion, LLC (fka Asurion Corporation)	(d,f)	Term Loan, Senior Secured	1,492,288	7/3/2025	8/19/2028	S + 400 bps	7.82%	1,481,099	1,495,840	1.5%
BroadStreet Partners	(d,f)	Term Loan, Senior Secured	1,492,178	3/12/2025	6/14/2031	S + 275 bps	6.47%	1,497,433	1,498,825	1.5%
IT Services
Presidio	(d,f)	Term Loan, Senior Secured	1,486,250	7/2/2025	6/27/2031	S + 300 bps	6.78%	1,489,489	1,489,512	1.5%
Life Sciences Tools & Services
Syneos Health, Inc. (FKA INC Research, LLC)	(d,f)	Term Loan, Senior Secured	994,937	7/3/2025	9/27/2030	S + 400 bps	7.67%	986,991	997,230	1.0%
Media
Cengage Learning Acquisitions, Inc. (Thomson Learning)	(d,f)	Term Loan, Senior Secured	1,482,519	2/5/2025	3/24/2031	S + 350 bps	7.23%	1,486,399	1,490,361	1.5%

See accompanying notes to the consolidated financial statements

Investments		Type	Principal amount	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Professional Services
Clarivate Analytics (fka Intellectual Property & Science)	(d,f,i)	Term Loan, Senior Secured	1,500,000	2/4/2025	1/31/2031	S + 275 bps	6.47%	1,501,662	1,482,908	1.5%
Grant Thornton Advisors LLC	(d,f)	Term Loan, Senior Secured	129,627	3/11/2025	6/2/2031	S + 275 bps	6.47%	129,020	130,033	0.1%
Software
BMC Software Inc.	(d,f)	Term Loan, Senior Secured	743,128	2/6/2025	7/30/2031	S + 300 bps	6.82%	745,560	742,069	0.7%
Cloud Software Group, Inc. (aka Citrix fka TIBCO Software)	(d,f)	Term Loan, Senior Secured	598,500	8/29/2025	3/21/2031	S + 325 bps	6.92%	600,651	599,948	0.6%
McAfee	(d,f)	Term Loan, Senior Secured	1,243,719	2/7/2025	3/1/2029	S + 300 bps	6.72%	1,232,986	1,151,851	1.1%
Textiles, Apparel & Luxury Goods
Authentic Brands	(d,f)	Term Loan, Senior Secured	1,977,463	2/7/2025	12/21/2028	S + 225 bps	5.97%	1,973,905	1,982,910	1.9%

Total Non-controlled/non-affiliated Broadly Syndicated Loans								38,491,620	38,296,740	37.5%

Non-controlled/non-affiliated Unfunded Commitments:
Aerospace & Defense
SV-Aero Holdings, LLC		Revolver, Senior Secured	-	2/4/2025	11/1/2030	Fixed	1.00%	-	-	-%
Construction & Engineering
Ambient Enterprises Holdco LLC	(h)	Revolver, Senior Secured	-	4/28/2025	12/8/2029	Fixed	0.50%	(14,073)	(14,073)	(0.0%)
Lightning US Holdings, Inc.	(h)	Revolver, Senior Secured	-	2/4/2025	11/18/2029	Fixed	1.00%	(4,026)	(4,026)	(0.0%)
Containers & Packaging
Outlook Group, LLC	(h)	Revolver, Senior Secured	-	2/4/2025	11/26/2029	Fixed	0.50%	(10,699)	(10,699)	(0.0%)
Outlook Group, LLC	(h)	Delayed Draw, Senior Secured	-	2/4/2025	11/26/2029	Fixed	1.00%	(12,555)	(12,555)	(0.0%)
Diversified Consumer Services
Capital Construction, LLC	(h)	Revolver, Senior Secured	-	4/28/2025	10/22/2026	Fixed	0.50%	(1,012)	(1,012)	(0.0%)
Food Products
Abbiamo Pasta Company LLC	(h)	Revolver, Senior Secured	-	2/10/2025	2/10/2030	Fixed	0.50%	(12,422)	(12,422)	(0.0%)
Western Smokehouse Partners, LLC	(h)	Revolver, Senior Secured	-	3/31/2025	3/31/2029	Fixed	0.50%	(13,956)	(13,956)	(0.0%)
Health Care Providers & Services
Bluebird PM Buyer, Inc.	(h)	Revolver, Senior Secured	-	2/6/2025	2/3/2032	Fixed	0.50%	(11,539)	(11,539)	(0.0%)
Bluebird PM Buyer, Inc.	(h)	Delayed Draw, Senior Secured	-	2/6/2025	2/3/2032	Fixed	1.00%	(5,769)	(5,769)	(0.0%)
Everest AcquisitionCo, LLC	(h)	Delayed Draw, Senior Secured	-	7/8/2025	12/13/2028	Fixed	1.00%	(7,778)	(7,778)	(0.0%)
NS and Associates LLC	(h)	Revolver, Senior Secured	-	8/6/2025	8/6/2030	Fixed	0.50%	(18,322)	(18,322)	(0.0%)
Panorama Eye Care, LLC	(h)	Delayed Draw, Senior Secured	-	2/4/2025	1/22/2030	Fixed	1.00%	(41,856)	(41,856)	(0.0%)
Household Durables
Kimbel Mechanical Systems, LLC	(h)	Revolver, Senior Secured	-	7/3/2025	6/28/2029	Fixed	0.50%	(13,629)	(13,629)	(0.0%)
Personal Care Products
DWS Buyer LLC	(h)	Revolver, Senior Secured	-	7/29/2025	7/29/2031	Fixed	0.50%	(26,150)	(26,150)	(0.0%)
DWS Buyer LLC	(h)	Delayed Draw, Senior Secured	-	7/29/2025	7/29/2031	Fixed	1.00%	(21,792)	(21,792)	(0.0%)

Total Non-controlled/non-affiliated Unfunded Commitments								(215,578)	(215,578)	(0.2%)

See accompanying notes to the consolidated financial statements

Investments		Type	Shares / Units	Acquisition date	Maturity date	Current election plus spread (a)	Current interest rate (b)	Cost (c)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated Equity Investments:
Food, Beverage & Tobacco
Pasta Holdings LLC		Equity, Common	630	2/10/2025				629,674	542,993	0.5%

Total Non-controlled/non-affiliated Equity Investments								629,674	542,993	0.5%

Non-controlled/affiliated Equity Investments:
Other
LBC Credit Agency Services, LLC	(g)	Equity, Common		2/4/2025				12,330	3,727	0.0%

Total Non-controlled/affiliated Equity Investments								12,330	3,727	0.0%

Grand Total	(j,k,l,m)							$283,862,045	$280,449,279	274.6%

(a)
Loans may bear interest at a rate that is determined by reference to SOFR (“S”) or Prime (“P”) and which resets periodically. Loans may also be subject to a SOFR or Prime interest rate floor. As of December 31, 2025, the reference rates for the floating rate loans were 1 month SOFR of 3.69%, 3 month SOFR of 3.65%, Prime of 6.75%.
(b)
Interest rate, including fee on unfunded commitments, in effect as of December 31, 2025.
(c)
Cost of investments is net of capitalized and unamortized transaction fees and includes capitalized payment-in-kind (“PIK”) interest.
(d)
All or a portion of the loan is held by a special purpose vehicle, wholly-owned by the Fund, created specifically to borrow from and hold collateral for the Fund's warehouse lines of credit.
(e)
Portfolio Company is a foreign entity domiciled in Canada.
(f)
Security is a Level 2 security within the Fund's fair value hierarchy as included in Note (4).
(g)
LBC Credit Agency Services, LLC, a Fund affiliate that facilitates and manages certain loan transactions between borrowers and the Fund and other lenders, allocates the relevant income and expenses to the Fund. Under the Investment Company Act of 1940 (the “1940 Act”), as amended, the Fund generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Fund held an investment in a portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control".
(h)
The negative fair value is the result of the capitalized discount on the loan and/or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(i)
The Fund has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets.
(j)
Unless otherwise indicated, all securities are a Level 3 security within the Fund’s fair value hierarchy as included in Note (4).
(k)
All securities are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(l)
All the Fund’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, unless otherwise noted. All the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. All securities are denominated in U.S. dollars, unless otherwise stated.
(m)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act, unless otherwise noted. The 1940 Act classifies investments based on the level of control that the Fund maintains in a particular portfolio company.
See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Notes to Consolidated Financial Statements (Unaudited)

(1)
Organization

CIFC Direct Lending Evergreen Fund (the “Fund”) is a Delaware statutory trust initially formed as CIFC Direct Lending Evergreen Fund LP (the "Private Fund") on November 25, 2024, which commenced operations on February 4, 2025 (the “commencement of operations”), with CIFC Direct Lending Evergreen Fund GP LLC as its general partner (the “General Partner”) pursuant to the Limited Partnership Agreement (the “Partnership Agreement”) dated November 25, 2024, and amended January 24, 2025, March 5, 2025, and September 30, 2025. On May 28, 2026, the Private Fund filed a registration statement on Form 10 (the “Registration Statement”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on a voluntary basis in connection with its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), to provide current public information to the investment community. On May 29, 2026, the Private Fund converted by operation of law from a Delaware limited partnership to a Delaware statutory trust (the “Conversion”) pursuant to the filing of a Certificate of Conversion, and changed its name from CIFC Direct Lending Evergreen Fund LP to CIFC Direct Lending Evergreen Fund. On June 1, 2026 (“BDC Conversion Date”), the Fund notified the Securities and Exchange Commission (the “SEC”), pursuant to the provisions of section 54(a) of the 1940 Act, of its election to be subject to the provisions of sections 55 through 65 of the 1940 Act. The Fund is classified as a non-diversified investment company under the 1940 Act. In connection with the Conversion, the General Partner and each limited partner of the Private Fund (the “Limited Partners” and, collectively with the General Partner, the “Partners”) became a holder of the Fund’s common shares of beneficial interest (the “Shares”) (each a “Shareholder”) of the Fund and the value of each partnership interest held by the Partners was converted into a corresponding number of the Fund's Shares. Within these Consolidated Financial Statements and Notes to Consolidated Financial Statements, all references to “shareholder” and “net assets” prior to May 29, 2026 are referring to Partners and Partners’ capital. Prior to the BDC Conversion, the Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as Limited Partners and subject to the Partnership Agreement in connection with certain capital contributions pursuant to their Subscription Agreement. Following the BDC Conversion, the Fund will continue to enter into separate Subscription Agreements with investors who, in connection with their subscription for Shares pursuant to a Subscription Agreement, will become Shareholders and be subject to the Fund’s Declaration of Trust and Bylaws, as well as the terms and conditions set forth in their Subscription Agreement.

The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the BDC Conversion Date, the Fund operated as a private fund in reliance on an exception from the definition of "investment company" under Section 3(c)(7) of the 1940 Act. On June 30, 2026, the SEC granted the Fund an exemptive order to permit the Fund to co-invest with the Adviser (as defined below) and other affiliates of the Adviser in accordance with the terms and conditions of the exemptive order.

On March 18, 2026, the Fund received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits the Fund to offer multiple classes of Shares (the “Multi-Class Order”). As of June 30, 2026, there were 4,515,615 Class I shares outstanding and no Class Y shares outstanding.

CIFC Private Credit Management LLC, a Delaware limited liability company, (the “Adviser” or “Management Company”) serves as the investment adviser to the Fund pursuant to an investment advisory agreement with the Adviser. The Adviser is a registered investment adviser under the 1940 Act. The General Partner of the Private Fund and the Adviser are affiliated entities under common control.

The investment objective of the Fund is to seek to maximize current return while preserving Shareholders’ capital by originating and managing a diversified portfolio of primarily senior loans to U.S. companies. In pursuing its investment objective, the Fund intends to employ a strategy to provide capital to companies, typically private equity sponsor-controlled, with a focus on direct originations of senior loans (each, a “Loan” and collectively, “Loans”). The Loans are expected to be corporate loans possessing a senior lien on all or specific assets of a borrower or a junior lien on all assets of the borrower. The primary types of these Loans are first lien senior secured, split-lien senior secured, senior secured last out, and second lien senior secured. The Loans and other investments held by the Fund (collectively, the “Investments”) generally will be unrated and not actively traded in any secondary market. The Fund intends to invest in securities and other instruments that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (commonly referred to as “junk bonds”).

(2)
Summary of Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

(a)
Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Fund consolidates the wholly owned subsidiary included in note 2(c) and has included all the assets and liabilities and revenues and expenses of the wholly owned subsidiary in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The Fund is an investment company under the accounting definition and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies.

(b)
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in Net Assets during the reporting period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and such differences could be material.

(c)
Consolidation

As provided under ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund.

As of June 30, 2026, the Fund's only consolidated subsidiary was CIFC Direct Lending Evergreen Fund SB SPV, LLC (“SB SPV”). All intercompany balances and transactions have been eliminated in consolidation.

(d)
Valuation of Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Fund’s investment portfolio is valued no less frequently than monthly in accordance with Rule 2a-5 under the 1940 Act. The Board of Trustees oversees the valuation designee and the process that it uses to determine the fair value of our assets. In this regard, the Board of Trustees receives periodic and, as applicable, prompt reporting regarding certain material valuation matters, as required by Rule 2a-5 under the 1940 Act. The Board of Trustees has the sole right to change the frequency of determination of NAV. Pursuant to Rule 2a-5, the Board of Trustees has designated the Adviser to serve as the “valuation designee” to perform fair value determinations in respect of our portfolio investments that do not have readily available market quotations. The Adviser has designated its valuation committee (the “Valuation Committee”) to oversee the process of valuing each investment on behalf of the Fund. Generally, third-party valuation firms will be engaged to determine the fair values of the investments, and the cost of the third-party valuations will generally be incurred by the Fund.

The Fund’s investments are fair valued pursuant to FASB’s ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines “fair value” as the price that the Fund would receive upon selling an asset or transferring a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the investment if a readily available market existed. Fair value measurements are determined within a framework that utilizes a three-tier hierarchy, which maximizes the use of observable market data inputs and minimizes the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Observable inputs reflect the assumptions that market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own judgment about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in each circumstance. The inputs or methodology used to measure fair value of a security may not be an indication of the risks associated with investing in that security and, in the absence of readily ascertainable market values, have been estimated in good faith by the Adviser.

Investments reported at fair value are classified and disclosed in one of the following categories based on the lowest level of input that is significant to the fair value measurement:

Level 1: Assets and liabilities are valued using unadjusted quoted market prices in active markets for identical assets or liabilities as of the measurement date.

Level 2: Assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

Level 3: Assets and liabilities are valued using unobservable inputs determined in good faith by management using the process described herein.

Fund assets with observable market data and inputs will typically be valued at their market mid prices, as provided by a loan pricing service selected by the Adviser. Since the Fund expects to invest primarily in privately negotiated loans to middle-market companies where observable market data and inputs are limited and readily ascertainable market data is lacking, the majority of the Fund’s loans will be fair valued based on model-derived valuations in which one or more significant inputs or significant value drivers are unobservable and may require the use of estimates and/or the Adviser’s assessment of factors specific to the investment. Loans and other Investments acquired by the Fund would also be valued in part using such valuation processes, policies and procedures. Pursuant to the Adviser’s Valuation Policy, the Adviser typically will generally rely on third-party valuation on a quarterly basis to determine the fair value of the Fund’s investments and at the expense of the Fund.

As part of this valuation process, there may be instances in which the fair value of an investment prepared by the third-party valuation firms does not align with Adviser’s internally prepared valuations. In such cases, the Adviser will document the factors driving the difference between the results of the third-party valuation firms and its own internal valuation analysis and discuss both valuation analyses with the Valuation Committee. Once the Valuation Committee has considered and evaluated both valuation outcomes, the Valuation Committee will conclude upon the fair value application in accordance with ASC 820 in light of the relevant facts and circumstances as of the measurement date. CIFC will either conclude to maintain use of the third-party valuation firm’s midpoint as the final fair value, or to utilize its own internal valuation as the final fair value. Notwithstanding the foregoing, CIFC may not require third-party valuations for investments under certain circumstances which may include but not be limited to new investments originated or partially sold or syndicated in an arms-length transaction to another lending party in the current quarter and investments subject to certain thresholds which may include investment size, materiality and/or other criteria, and in other conditions as reasonably determined by the Valuation Committee. Use of the Adviser’s own internal valuation as the final fair value will require unanimous Valuation Committee approval and will be documented accordingly. The exercise of any discretion in valuation by the Adviser may give rise to conflicts of interest, including in connection with determining any write-ups or write-downs of Fund interests, the amount and timing of distributions of Incentive Fees and the calculation of management fees.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material. Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of our financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.

(e)
Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

(f)
Cash, Cash Equivalents and Restricted Cash

The Fund considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may consist of investments in an overnight money market account. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations. Cash and cash equivalents are carried at cost, which approximates fair value.

Restricted cash is subject to legal or contractual restriction by third parties as well as restriction to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. Restricted cash represents cash held through certain of the Fund’s wholly owned subsidiaries or collateral accounts that may only be used to purchase additional collateral loans, pay accrued interest on advances, fund certain expenses, and prepay outstanding advances in connection with the Fund’s credit facilities.

The following table presents amounts included in Cash and cash equivalents (including restricted cash) as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)	December 31, 2025
Cash and cash equivalents	$1,846,491	$1,734,903
Restricted cash	3,243,107	2,443,886
Total cash and cash equivalents (including restricted cash)	$5,089,598	$4,178,789

(g)
Income Taxes

The Fund has elected to be regulated as a BDC under the 1940 Act. The Fund also intends to elect to be treated as a RIC under Subchapter M of the Code, and intends to qualify annually as a RIC. As long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s Shareholders and will not be reflected in the consolidated financial statements of the Fund.

To qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its Shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. As of June 30, 2026, the Fund did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Fund accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Fund did not record any uncertain income tax positions for the period ending June 30, 2026.

Prior to the BDC Conversion Date, the Private Fund was classified as a partnership for federal income tax purposes. As such, each Partner in the Private Fund was treated as the owner of its proportionate share of the Partners’ capital, income, expenses and realized and unrealized gains and losses of the Private Fund. Therefore, no federal income tax provision is required.

The Private Fund filed U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The Private Fund's tax returns are subject to examination by major taxing authorities for a period of three years from when they are filed. The General Partner evaluates tax positions in accordance with ASC 740 and has not identified any tax positions that require recognition or disclosure in the consolidated financial statements.

(h)
Revenue Recognition

Interest income is recorded on the accrual basis to the extent that the Fund expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt investments.

The Fund may receive loan origination fees or original issue discount (“OID”) at closing, in accordance with the terms of certain investments. Fees received and OID are initially treated as a reduction in cost and are accreted into the investment cost and income over the term of the related investment using a method that approximates the effective interest method. Upon the early payoff of all or a portion of an investment, the Fund recognizes the related unaccreted loan origination fees and OID into income. During the three and six months ended June 30, 2026, accretion income of $387,752 and $724,235, respectively, is included in Fee Income on the Consolidated Statements of Operations. During the three months ended June 30, 2025, and the period from February 4, 2025 (commencement of operations) to June 30, 2025, accretion of $191,568 and $254,531, respectively, is included in Fee Income on the Consolidated Statements of Operations. The Fund, from time to time, may also receive amendment fees, account maintenance fees, servicing fees, loan administration fees, waiver fees, and other similar fees, which are recognized as income when earned in accordance with U.S. GAAP.

Payment-in-kind (“PIK”) interest is accrued on certain loans, in accordance with the terms of such loans, as additional principal. PIK is generally due upon maturity of the loan and therefore could be uncollectible in the event the borrower is unable to repay all or a portion of the loan. To maintain its ability to take a dividend paid deduction, the Fund may need to pay out PIK non-cash income amounts in the form of distributions, even though the Fund has not yet collected the cash. During the three and six months ended June 30, 2026, PIK income of $175,760 and $175,760, respectively, is included in Paid-in-kind interest income on the Consolidated Statements of Operations. During the three months ended June 30, 2025, and the period from February 4, 2025 (commencement of operations) to June 30, 2025, PIK income of $0 and $0, respectively, is included in Paid-in-kind interest income on the Consolidated Statements of Operations.

Dividend income to be paid in-kind on equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income paid in cash is recorded on the date declared for portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) interests is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Loans and other investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued, uncapitalized interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management's judgment or contractual agreement. Non-accrual investments are restored to accrual status when past due principal and interest are paid and/or in management's judgment, are likely to be collectible. The cost of non-accrual investments is written down when the Adviser believes that there is a reasonable probability that such investments will not be recovered. As of June 30, 2026, there were no investments on non-accrual status.

(i)
Gains and Losses

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as approved by the Board based on fair value recommendations from the Adviser in accordance with the Adviser’s valuation policy, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations.

(j)
Expenses

Expenses consist of management fees, operating expenses and other expenses incurred by the Fund in accordance with the terms of the Fund’s private placement memorandum. Expenses are accrued when incurred.

On January 10, 2025, the Fund entered into an Administration Agreement (the “Administration Agreement”) with the CIFC Private Credit Management LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Administrator will also perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our Shareholders and reports filed with the SEC. Some of these functions have been outsourced to a third-party sub-administrator. On January 10, 2025, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with CITCO Fund Services (USA) Inc. On January 16, 2026, the Administrator entered into a services agreement (the “Transfer

Agent Agreement”) with CITCO Retail Alternative Fund Services (USA) Inc. The sub-administrator will receive compensation for its sub-administrative and transfer agency services. During the three and six months ended June 30, 2026, sub-administration costs of $53,250 and $101,250, respectively, are included in Administrative costs on the Consolidated Statements of Operations. During the three months ended June 30, 2025, and the period from February 4, 2025 (commencement of operations) to June 30, 2025, sub-administration costs of $48,000 and $96,000, respectively, is included in Administrative costs on the Consolidated Statements of Operations.

(k)
Deferred Financing Costs

Deferred financing costs include commitment fees and other costs incurred in connection with obtaining lines of credit. Deferred financing costs are capitalized as an asset and amortized over the term of the related line of credit utilizing the straight-line method.

(l)
Organization and Offering Costs

Costs associated with the organization of the Fund are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Fund. Offering Costs are capitalized as a deferred expense and are included in the Consolidated Statements of Assets and Liabilities. Offering Costs are amortized over twelve months to expenses on the Consolidated Statements of Operations.

(m)
Recent Accounting Pronouncement

In November 2025, the FASB issued Accounting Standards Update 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025‑08”). The amendments in ASU 2025‑08 simplify the accounting for purchased loans by expanding the use of the “gross‑up” approach to certain acquired loans that are considered seasoned. The new guidance eliminates the distinction between purchased credit‑deteriorated and certain non‑credit‑deteriorated acquired loans at acquisition, thereby improving consistency and comparability and reducing complexity in the application of the current expected credit loss (“CECL”) model. The amendments in ASU 2025‑08 are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. The amendments are to be applied prospectively to loans acquired on or after the adoption date. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2025‑08 on its consolidated financial statements.

(3)
Investments

The following table shows the composition of the Fund’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)
Type	Cost		Fair Value
First lien senior secured loans	$293,733,526	96.1%	$291,572,066	96.0%
Split-lien senior secured loans	11,317,528	3.7%	11,223,289	3.7%
Equity	629,674	0.2%	900,598	0.3%
Total	$305,680,728	100.0%	$303,695,953	100.0%

	December 31, 2025
Type	Cost		Fair Value
First lien senior secured loans	$271,869,522	95.8%	$269,577,675	96.1%
Split-lien senior secured loans	11,350,519	4.0%	10,324,884	3.7%
Equity	642,004	0.2%	546,720	0.2%
Total	$283,862,045	100.0%	$280,449,279	100.0%

The following table shows the composition of the Fund’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2026 (Unaudited)
Industry	Cost		Fair Value
Aerospace & Defense	$20,459,865	6.7%	$20,798,660	6.8%
Automobile Components	1,579,411	0.5%	1,586,596	0.5%
Capital Markets	3,020,478	1.0%	3,003,668	1.0%
Chemicals	1,771,100	0.6%	1,748,608	0.6%
Commercial Services & Supplies	7,149,984	2.3%	7,018,331	2.3%
Construction & Engineering	64,452,865	21.1%	64,354,328	21.2%
Consumer Staples Distribution & Retail	350,779	0.1%	350,125	0.1%
Containers & Packaging	2,783,917	0.9%	2,723,509	0.9%
Diversified Consumer Services	5,397,868	1.8%	5,259,869	1.7%
Diversified Telecommunication Services	2,055,737	0.7%	1,980,179	0.7%
Electronic Equipment, Instruments & Components	132,668	0.0%	133,000	0.0%
Entertainment	3,084,471	1.0%	3,083,848	1.0%
Financial Services	650,375	0.2%	646,339	0.2%
Food Products	28,122,608	9.2%	28,684,936	9.4%
Ground Transportation	380,872	0.1%	381,057	0.1%
Health Care Providers & Services	51,466,117	16.8%	50,954,908	16.8%
Health Care Technology	2,376,981	0.8%	2,324,767	0.8%
Hotels, Restaurants & Leisure	1,290,093	0.4%	1,296,474	0.4%
Household Durables	17,235,657	5.6%	17,113,333	5.6%
Insurance	3,453,314	1.1%	3,371,801	1.1%
IT Services	12,756,883	4.2%	11,356,361	3.7%
Life Sciences Tools & Services	892,152	0.3%	899,033	0.3%
Machinery	12,274,671	4.0%	12,400,884	4.1%
Media	8,831,305	2.9%	8,828,391	2.9%
Passenger Airlines	895,436	0.3%	896,971	0.3%
Personal Care Products	10,964,395	3.6%	10,974,611	3.6%
Pharmaceuticals	350,703	0.1%	350,153	0.1%
Professional Services	10,296,538	3.4%	10,117,089	3.3%
Software	26,236,402	8.6%	26,069,690	8.6%
Textiles, Apparel & Luxury Goods	956,053	0.3%	958,930	0.3%
Trading Companies & Distributors	4,011,030	1.3%	4,029,504	1.3%
Total	$305,680,728	100.0%	$303,695,953	100.0%

	December 31, 2025
Industry	Cost		Fair Value
Aerospace & Defense	$13,284,918	4.7%	$13,211,975	4.6%
Automobile Components	2,334,762	0.8%	2,339,191	0.8%
Beverages	498,741	0.2%	500,738	0.2%
Capital Markets	2,052,200	0.7%	2,059,421	0.7%
Commercial Services & Supplies	5,301,343	1.9%	5,211,865	1.9%
Construction & Engineering	67,193,045	23.7%	66,615,800	23.8%
Containers & Packaging	2,789,444	1.0%	2,741,593	1.0%
Diversified Consumer Services	5,653,473	2.0%	5,527,681	2.0%
Diversified Telecommunication Services	2,091,894	0.7%	2,043,770	0.7%
Entertainment	3,500,890	1.2%	3,511,689	1.3%
Financial Services	512,772	0.2%	505,200	0.2%
Food Products	27,464,251	9.7%	27,488,201	9.8%
Health Care Providers & Services	46,755,183	16.5%	46,622,470	16.6%
Health Care Technology	1,988,790	0.7%	1,967,625	0.7%
Hotels, Restaurants & Leisure	1,987,428	0.7%	1,984,674	0.7%
Household Durables	12,023,610	4.2%	12,034,261	4.3%
Industrial Conglomerates	746,887	0.3%	751,202	0.3%
Insurance	4,973,143	1.8%	4,992,584	1.8%
IT Services	13,515,696	4.8%	10,989,784	3.9%
Life Sciences Tools & Services	986,991	0.3%	997,230	0.4%
Machinery	9,508,308	3.3%	9,642,721	3.4%
Media	8,577,823	3.0%	8,539,895	3.0%
Personal Care Products	9,329,664	3.3%	9,331,871	3.3%
Professional Services	8,892,908	3.1%	8,848,999	3.2%
Software	25,955,635	9.1%	26,051,511	9.3%
Textiles, Apparel & Luxury Goods	1,973,905	0.7%	1,982,910	0.7%
Trading Companies & Distributors	3,968,341	1.4%	3,954,418	1.4%
Total	$283,862,045	100.0%	$280,449,279	100.0%

(4)
Fair Value Measurements

The Fund’s consolidated investments measured at fair value within the fair value hierarchy as of June 30, 2026 (Unaudited) and December 31, 2025, were as follows:

June 30, 2026 (Unaudited)

Investments, at fair value	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$-	$50,309,902	$241,262,164	$291,572,066
Split-lien senior secured loans	-	-	11,223,289	11,223,289
Equity	-	-	900,598	900,598
Total investments, at fair value	$-	$50,309,902	$253,386,051	$303,695,953

December 31, 2025

Investments, at fair value	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$-	$38,296,740	$231,280,935	$269,577,675
Split-lien senior secured loans	-	-	10,324,884	10,324,884
Equity	-	-	546,720	546,720
Total investments, at fair value	$-	$38,296,740	$242,152,539	$280,449,279

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from February 4, 2025 (commencement of operations) to June 30, 2025:

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of March 31, 2026	$231,863,570	$11,014,105	$689,167
Net realized gain on investments	38,822	-	-
Net change in unrealized gain (loss) on investments	(414,624)	225,643	223,761
Net accretion on discount of investments	363,988	12,604	-
Purchase of investments and other adjustments to cost	31,829,464	-	(12,330)
Proceeds from sales of investments	(10,774,234)	-	-
Proceeds from principal repayments	(11,644,822)	(29,063)	-
Balance as of June 30, 2026	$241,262,164	$11,223,289	$900,598

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of December 31, 2025	$231,280,935	$10,324,884	$546,720
Net realized gain on investments	159,603	-	-
Net change in unrealized gain (loss) on investments	550,531	931,396	366,208
Net accretion on discount of investments	686,405	25,135	-
Purchase of investments and other adjustments to cost	59,210,301	-	(12,330)
Proceeds from sales of investments	(24,299,733)	-	-
Proceeds from principal repayments	(17,932,540)	(58,126)	-
Transfer/Restructuring of Investments	(8,393,338)	-	-
Balance as of June 30, 2026	$241,262,164	$11,223,289	$900,598

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of March 31, 2025	$95,161,345	$9,831,526	$633,123
Net realized gain on investments	-	-	-
Net change in unrealized gain (loss) on investments	383,090	(11,819)	(88,364)
Net accretion on discount of investments	190,155	12,327	-
Purchase of investments and other adjustments to cost	87,226,150	1,563,165	-
Proceeds from sales of investments	(2,258,708)	-	-
Proceeds from principal repayments	(2,107,103)	(29,063)	-
Balance as of June 30, 2025	$178,594,929	$11,366,136	$544,759

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of February 4, 2025 (commencement of operations)	$-	$-	$-
Net realized gain on investments	-	-	-
Net change in unrealized gain (loss) on investments	512,948	(16,719)	(90,246)
Net accretion on discount of investments	237,468	17,666	-
Purchase of investments and other adjustments to cost	183,363,643	11,419,328	635,005
Proceeds from sales of investments	(2,258,708)	-	-
Proceeds from principal repayments	(3,260,422)	(54,139)	-
Balance as of June 30, 2025	$178,594,929	$11,366,136	$544,759

Changes in valuation techniques or available market data may result in transfers into or out of an assigned level within the disclosure hierarchy.

The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of June 30, 2026 and December 31, 2025.

June 30, 2026 (Unaudited)
Security Type	Fair Value	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average1)
First lien senior secured loans	$202,321,157	Income Approach	Required Yield	8.03% to 16.18% (10.52%)
	21,218,678	Transaction Value	Transaction Price	N/A
	17,722,329	Independent Pricing Source	N/A 2	N/A 2
Split-lien senior secured loans	11,223,289	Income Approach	Required Yield	13.33% to 14.33% (13.83%)
Equity	900,598	Market Approach	EBITDA Multiple	7.25x to 7.75x (7.50x)

December 31, 2025
Security Type	Fair Value	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average1)
First lien senior secured loans	$205,746,176	Income Approach	Required Yield	7.64% to 13.15% (10.04%)
	25,534,759	Independent Pricing Source	N/A [2]	N/A [2]
Split-lien senior secured loans	10,324,884	Market Approach	EBITDA Multiple	7.25x to 7.75x (7.50x)
Equity	546,720	Market Approach	EBITDA Multiple	7.25x to 7.75x (7.50x)

(1)
Weighted average is calculated based on the cost of each applicable investment.
(2)
As these investments are valued using unadjusted broker-dealer quotes, unobservable inputs, range, and weighted average are not applicable. The Fund received pricing from one or more type of Independent Pricing Sources, including broker-dealers (less than 2 quotes), and/or independent valuation firms.

The significant unobservable input used in the income approach of fair value measurement of the Fund’s loan investments is the required yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal, interest, and fee payments. Increases or decreases in the required yield would result in a decrease or increase in the fair value measurement, respectively.

The significant inputs used in the market approach of fair value measurement of the Fund’s investments are the original purchase multiple of EBITDA, market multiples of EBITDA of comparable public companies and comparable private transactions, original multiple of revenue, and market multiples of revenue of comparable public companies and private transactions. Multiples of EBITDA such as multiples provided through indications of interest or letters of intent to acquire the business or estimated restructuring multiples may also be incorporated. When valuing loan investments using the market approach, an enterprise value analysis is utilized, which may also incorporate a required yield analysis. Increases or decreases in the multiple will result in an increase or decrease in enterprise value, respectively, resulting in an increase or decrease in the fair value estimate of the investment. In certain cases, expected sale proceeds, less any fees/expenses, may be used as the enterprise value calculated in the market approach.

During the six months ended June 30, 2026, the valuation designee changed the valuation technique used to measure the fair value of its debt investments in Ambient Enterprises Holdco LLC from an income approach applied at December 31, 2025 to a transaction value. During the six months ended June 30, 2026, the valuation designee changed the valuation technique used to measure the fair value of its debt investments in GridSource Incorporated, LLC from a market approach applied at December 31, 2025 to an income approach. As permitted by ASC 820-10-35-25 and in accordance with the Fund’s valuation policy, the valuation designee made the changes because observable transaction evidence became available before the measurement date.

The carrying value of the Fund’s Lines of Credit borrowings (as defined in Note 11) approximates its fair value, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2026 and December 31, 2025.

(5)
Derivative Financial Instruments

The Fund may engage in various portfolio investment strategies using derivative contracts both to increase the return of the Fund and to economically hedge, or protect, the Fund's exposure to certain risks such as credit risk, interest rate risk and foreign currency exchange rate risk. These contracts may be transacted on an exchange or over the counter. Losses may arise if the value of the contract decreases due to an unfavorable change in the market rates or values of the underlying instrument or if the counterparty does not perform under the contract. The Fund had no investments in derivative financial instruments as of June 30, 2026.

(6)
Base Management Fees

The Fund pays the Adviser a quarterly management fee, payable in arrears as of the first business day of the calendar quarter immediately following the calendar quarter for which the management fee is calculated, at an annual rate of 0.75% of the average of the Fund’s total gross assets at the end of the two most recently completed quarters (the “Base Management Fee”). For the Fund’s first calendar quarter, the Base Management Fees were calculated based on the Fund’s total gross assets as of such quarter. During the three and six months ended June 30, 2026, Base Management Fees were $442,068 and $797,155, respectively. During the three months ended June 30, 2025, and the period from February 4, 2025 (commencement of operations) to June 30, 2025, Base Management Fees were $262,306 and $411,267, respectively.

(7)
Allocation of Fund Income, Losses, and Distributions
(a)
Allocations

Net investment income or loss, net realized gain or loss, and unrealized gain or loss on investments are allocated in accordance with the Fund’s private placement memorandum.

(b)
Distributions

The Board will determine the timing and amount, if any, of the Fund’s distributions. The Fund intends to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the distributed income as a RIC, the Fund must distribute to Shareholders at least 90.0% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In order for the Fund to avoid certain excise taxes imposed on RICs, the Fund currently intends to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of the Fund’s ordinary income for the calendar year, (2) 98.2% of the Fund’s capital gain in excess of capital loss for the one-year period ending on such calendar year and (3) any ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

The Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”) for Shareholders. When a distribution is declared, Shareholders’ cash distributions will automatically (net of any applicable withholding tax) be reinvested in additional shares unless a Shareholder specifically “opts out” of the Fund’s DRIP. Shareholders may opt out of the Fund’s DRIP by providing notice ten (10) business days in advance of the distribution record date.

For the six months ended June 30, 2026 and the period from February 4, 2025 (commencement of operations) to June 30, 2025, the following table summarizes the distribution declared on Class I shares and that remains payable as of June 30, 2026 and summarizes the settlement of distributions declared, respectively, and the subsequent cash payment or reinvestment of those distributions. The Private Fund's final distribution was recorded on May 31, 2026, and consisted of $2,182,678 to the Limited Partners and $246,155 to the General Partner.

The following table summarizes the Fund’s dividends during the Six Months Ended June 30, 2026:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Six Months Ended June 30, 2026
June 30, 2026	June 30, 2026	July 31, 2026	$0.28	$1,092,917	$171,455	$1,264,372
Total			$0.28	$1,092,917	$171,455	$1,264,372

The following table summarizes the Private Fund’s distributions during the Six Months Ended June 30, 2026:

Date Declared	Record Date	Payment/ Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Six Months Ended June 30, 2026
May 31, 2026	May 31, 2026	July 31, 2026	N/A	$2,428,834	N/A	$2,428,834
March 31, 2026	March 31, 2026	April 30, 2026	N/A	3,368,204	N/A	3,368,204
Total			N/A	$5,797,038	N/A	$5,797,038

The following table summarizes the Private Fund’s distributions during the six months ended June 30, 2025:

Date Declared	Record Date	Payment/ Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Period from February 4, 2025 (commencement of operations) to June 30, 2025
June 30, 2025	June 30, 2025	July 31, 2025	N/A	$2,505,604	N/A	$2,505,604
March 31, 2025	March 31, 2025	April 30, 2025	N/A	792,949	N/A	792,949
Total			N/A	$3,298,553	N/A	$3,298,553

(8)
Share Issuances and Capital Contributions

As of June 30, 2026 the total number of Class I Shares that the Fund had issued and were outstanding was 4,515,615 shares, par value $0.01 per share. As of June 30, 2026 the Fund has not issued any Class Y Shares.

The following table summarizes the Fund’s share issuances during the Six Months Ended June 30, 2026:

Date	Price per Share	Shares Issued	Proceeds
Six Months Ended June 30, 2026
June 1, 2026	$25.00	4,502,373	$112,559,345
Total	$25.00	4,502,373	$112,559,345

Date	Price per Share	Shares Issued	Proceeds
Shares issued in connection with dividend reinvestment plan
June 1, 2026	$25.00	13,242	$331,040
Total	$25.00	13,242	$331,040

The following table summarizes the Private Fund’s Capital Contributions during the period from February 4, 2025 (commencement of operations) to June 30, 2025:

Date	Limited Partner Contributions	General Partner Contributions	Proceeds
Period from February 4, 2025 (commencement of operations) to June 30, 2025
March 11, 2025	$31,298,833	$-	$31,298,833
February 4, 2025	50,810,932	500,000	51,310,932
Total	$82,109,765	$500,000	$82,609,765

(9)
Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights from the BDC Conversion Date through June 30, 2026.

From the BDC Conversion Date (June 1, 2026) through June 30, 2026
Per share data:
Net asset value at beginning of period	$25.00
Net investment income (loss) (1)	0.21
Net realized and unrealized gain (loss) (1)	0.12
Net increase (decrease) in net assets resulting from operations (1)	0.33
Shareholder distributions	(0.28)
Net asset value at end of period	$25.05
Net assets at end of period	$113,113,462
Total return (2)	1.32%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees (3)	17.00%
Ratio of expenses to average net assets after incentive fees (3)	18.45%
Ratio of net investment income (loss) to average net assets before incentive fees (3)	11.69%
Ratio of net investment income (loss) to average net assets after incentive fees (3)	10.23%
Portfolio turnover (4)	2.57%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Total return is not annualized.
(3)
Ratio is annualized.
(4)
Portfolio turnover rate is calculated using the lesser of period-to-date sales or period-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio is not annualized.
(10)
Incentive Fee

In addition to the Base Management Fee, the Fund also pays the Adviser an incentive fee consisting of two components: an income-based incentive fee (the “Income-Based Incentive Fee”) and a capital gains-based incentive fee (the “Capital Gains-Based Incentive Fee” and, together with the Income-Based Incentive Fee, the “Incentive Fee”) that are independent of each other, with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee

The portion of the Incentive Fee that is based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns (as defined herein) of the Fund, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, and is subject to a “hurdle rate” of return of 1.50% per quarter (6.0% annualized) as further described below.

The Fund will pay the Adviser the Income-Based Incentive Fee quarterly in arrears with respect to the Fund’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50%;
•
100% of the dollar amount of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.7143% (6.8571% annualized). This portion of the Fund’s Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.7143%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.7143% in any calendar quarter; and
•
12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.7143% (6.8571% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

“Pre-Incentive Fee Net Investment Income Returns” shall mean interest income, dividend income and any other income accrued or earned by the Fund during the calendar quarter, minus the Fund’s operating expenses for the quarter (including Base Management Fee, expenses payable under any Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee as well as any distribution and/or shareholder servicing fee attributable to a class of shares of the Fund (to the extent the Fund offers multiple classes of shares)). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses and unrealized capital appreciation or depreciation. For purposes of computing the Fund’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Fund owned the referenced assets directly. As a result, the Fund’s Pre-Incentive Fee Net Investment Income includes net interest, if any, associated with a derivative or swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by the Fund to the derivative or swap counterparty.

The Income-Based Incentive Fees for the three and six months ended June 30, 2026 were $379,195 and $730,456, respectively. The Income-Based Incentive Fees for the three months ended June 30, 2025, and for the period from February 4, 2025 (commencement of operations) to June 30, 2025, were $273,434 and $359,291, respectively.

Capital Gains-Based Incentive Fee

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

The Fund will accrue, but not pay, a portion of the Capital Gains-Based Incentive Fee with respect to net unrealized appreciation. The Fund accrues a Capital Gains-Based Incentive Fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period for which the NAV of the Fund is calculated. In calculating the accrual for the Capital Gains-Based Incentive Fee, the Fund considers the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation.

There were no Capital Gains-Based Incentive Fee for the three and six months ended June 30, 2026, for the three months ended June 30, 2025, and for the period from February 4, 2025 (commencement of operations) to June 30, 2025.

(11)
Lines of Credit Borrowings

Warehouse Facility

On February 4, 2025, the Fund entered into a Loan and Servicing Agreement (“Loan Agreement”) with Sumitomo Mitsui Banking Corporation, which provides for a $75,000,000 senior secured revolving credit facility (“SPV Facility”). On March 3, 2025, the Fund entered into an amendment to the SPV Facility to upsize the SPV Facility to $100,000,000. On March 24, 2025, the Fund entered into an amendment to the SPV Facility to upsize the SPV Facility to $160,000,000. On July 9, 2025, the Fund entered into an amendment to the SPV Facility to upsize the SPV Facility to $195,000,000. On February 4, 2026, the Fund entered into an amendment to the SPV Facility to upsize the SPV Facility to $215,000,000.

Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable spread of (i) 1.70% in connection with the acquisition by the Fund of Broadly Syndicated Loans (as defined in the Loan Agreement) and (ii) 2.25% in connection with the acquisition of any other loan asset or permitted advance under the Loan Agreement. After the revolving period ending on February 4, 2027, the applicable spread will increase to (i) 2.20% and (ii) 2.85%, respectively. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through February 4, 2026, of 0.35% per annum on the unused commitments and 0.50% per annum, thereafter. The SPV Facility will mature on February 2, 2029. As of June 30, 2026, the SPV facility bears an interest rate at three-month Term SOFR plus 2.15%.

As of June 30, 2026 and December 31, 2025, there was $195,625,000 and $182,175,000, respectively, outstanding under the SPV Facility. As of June 30, 2026 and December 31, 2025, the Fund has incurred costs and fees of $1,872,721 and $1,794,721, respectively, in connection with the SPV Facility, which are being amortized over the life of the SPV Facility. As of June 30, 2026 and December 31, 2025, the unamortized fees on the SPV Facility were $1,273,034 and $1,435,936, respectively.

The SPV Facility is collateralized by certain loans assigned to a special purpose vehicle, CIFC Direct Lending Evergreen Fund SB SPV, LLC, which is wholly-owned by the Fund and created specifically to borrow from and hold collateral for this line of credit. Portions of all loans assigned to the SB SPV are funded by borrowings on the SPV Facility (as determined by the borrowing base), while the remaining portions of loans assigned to the SB SPV are funded by the Fund’s equity investment in the SB SPV. As of June 30, 2026 and December 31, 2025, investments with an aggregate fair value of $291,269,166 (representing 257.5% of net assets) and $270,737,678 (representing 265.1% of net assets), respectively, were pledged as collateral under the SPV Facility.

Borrowings under the SPV Facility are limited by various advance rates and concentration limits, including, but not limited to, restrictions on loan size and industry concentration. In connection with the SPV Facility, the Fund has made certain customary representations/warranties and is required to comply with reporting requirements and other customary requirements for similar facilities. The SPV Facility is subject to customary events of default for similar financing transactions. Additionally, the SPV Facility requires the maintenance of a minimum equity investment as well as restrictions on certain payments. As of June 30, 2026, the Fund was in compliance with all requirements of the SPV Facility.

(12)
Concentrations of Risk

The Fund is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contracted obligations on its behalf. The management monitors the financial condition of those financial institutions and does not anticipate any losses from these counterparties.

(13)
Loan Commitments

As of June 30, 2026, unfunded loan commitments include unfunded revolvers and delayed draw term loans of $13,390,003 and $18,702,052, respectively. The Fund had the following outstanding commitments to fund investments in current portfolio companies as of June 30, 2026 and December 31, 2025:

June 30, 2026 (Unaudited)
Unfunded revolver commitments	Unfunded Commitments
A.G. Adjustments Ltd.	$64,557
Abbiamo Pasta Company LLC	755,609
AIP ATCO Buyer, LLC	150,184
Align ENTA MSO Holdings, LLC	256,410
Ambient Enterprises Holdco LLC	544,484
BLP Buyer, Inc.	38,963
Bluebird PM Buyer, Inc.	707,267
Bradford Soap International, Inc.	271,316
Capital Construction, LLC	333,007
Centex Acquisition, LLC	114,455
CF Newco, Inc.	498,499
Deerpoint Group, LLC	235,141
DWS Buyer LLC	1,876,994
Everest AcquisitionCo, LLC	581,775
Kimbel Mechanical Systems, LLC	756,337
Lightning US Holdings, Inc.	172,924
MKD Electric, LLC	511,299
NS and Associates LLC	820,431
Nystrom & Associates Holding Company, Inc.	495,087
Outlook Group, LLC	679,084
Prime Providers Holdings, LLC	228,477
Rapid Pump Acquisition, Inc.	49,562
REDL Holdings, LLC	305,029
Redwood MSO, LLC	333,841
Steffl Drilling & Pump, LLC	897,436
Summit Hosting LLC	61,187
Votaw Precision Technologies, LLC	798,063
Western Smokehouse Partners, LLC	852,585
Total	$13,390,003

Unfunded delayed draw commitments	Unfunded Commitments
Align ENTA MSO Holdings, LLC	$1,538,462
Ambient Enterprises Holdco LLC	1,343,680
Bluebird PM Buyer, Inc.	884,083
Bradford Soap International, Inc.	542,632
Deerpoint Group, LLC	506,457
DWS Buyer LLC	3,128,323
Everest AcquisitionCo, LLC	2,539,276
Lightning US Holdings, Inc.	25,247
Nystrom & Associates Holding Company, Inc.	453,829
Outlook Group, LLC	1,086,535
Panorama Eye Care, LLC	1,444,003
Steffl Drilling & Pump, LLC	961,538
Summit Hosting LLC	1,837,987
SV-Aero Holdings, LLC	1,052,906
Trilon Group	5,388
Votaw Precision Technologies, LLC	1,351,706
Total	$18,702,052

December 31, 2025

Unfunded revolver commitments	Unfunded Commitments
A.G. Adjustments Ltd.	$64,557
Abbiamo Pasta Company LLC	755,609
AIP ATCO Buyer, LLC	299,224
Ambient Enterprises Holdco LLC	868,516
Berlin Rosen, LLC	70,580
BLP Buyer, Inc.	88,995
Bluebird PM Buyer, Inc.	884,083
Capital Construction, LLC	466,210
Centex Acquisition, LLC	234,133
CF Newco, Inc.	498,499
DWS Buyer LLC	1,876,994
Kimbel Mechanical Systems, LLC	1,296,578
Lightning US Holdings, Inc.	172,924
MKD Electric, LLC	240,731
NS and Associates LLC	1,329,166
Nystrom & Associates Holding Company, Inc.	804,516
Outlook Group, LLC	679,084
Rapid Pump Acquisition, Inc.	49,562
REDL Holdings, LLC	305,029
Redwood MSO, LLC	283,318
Uniloy, Inc.	125,396
Votaw Precision Technologies, LLC	1,117,288
Western Smokehouse Partners, LLC	852,585
Total	$13,363,577

Unfunded delayed draw commitments	Unfunded Commitments
Ambient Enterprises Holdco LLC	$3,833,150
Bluebird PM Buyer, Inc.	884,083
DWS Buyer LLC	3,128,323
Everest AcquisitionCo, LLC	914,286
Lightning US Holdings, Inc.	134,881
Nystrom & Associates Holding Company, Inc.	453,829
Outlook Group, LLC	1,086,535
Panorama Eye Care, LLC	2,062,861
Redwood MSO, LLC	316,629
SV-Aero Holdings, LLC	278,743
Votaw Precision Technologies, LLC	1,861,827
Western Smokehouse Partners, LLC	482,023
Total	$15,437,170

(14)
Risk Factors

The Fund holds equity investments in various companies. Certain events particular to each industry in which the Fund invests and the general economic and political conditions, may have a significant negative effect on the investee’s operations and profitability. In addition, the Fund is subject to changing regulatory and tax environments. These events are beyond the Fund’s control and the likelihood that they may occur cannot be predicted. Furthermore, most of the Fund’s investments are made in private operating companies whose shares do not trade on established exchanges. The Fund’s ability to liquidate its private operating companies and realize value is subject to significant limitations and uncertainties.

(15)
Guarantees and Uncertainties

In the normal course of business, the Fund may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Fund would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2026, the Fund had no such guarantees outstanding.

The Fund has provided general indemnifications to the Adviser, any affiliate of the Adviser, and any person acting on behalf of the Adviser or that affiliate when they act, in good faith, in the best interest of the Fund. The Fund is unable to develop an estimate of the maximum potential amount of the future payments that could potentially result from any hypothetical future claim but expects the risk of having to make any payments under these general business indemnifications to be remote.

(16)
Transactions with Related Parties and Affiliated Companies

Certain expenses of the Fund may initially be invoiced to the Adviser. Subsequently, those amounts are reimbursed by the Fund in accordance with the Fund’s private placement memorandum. All expenses chargeable to the other funds managed by the Management Company and its affiliates, including but not limited to, other commingled funds, funds of one or co-investment vehicles (the “Other Entities”) and/or other affiliates are allocated among them as determined in good faith by the Adviser and in accordance with the relevant expense allocation policies.

Expenses that are not specific to an investment are typically allocated between the Fund and Other Entities and other affiliates based on each Fund’s relative net asset value as of the beginning of each calendar month in which such costs were incurred. To the extent that expenses are specific to an investment in which the Fund and Other Entities have co-invested, such costs are allocated between the Fund and Other Entities based on each Fund’s relative interest in the applicable investment. The Adviser will allocate other expenses among the Fund and Other Entities in a fair and equitable manner taking into account such factors as it deems appropriate.

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund to co-invest with certain accounts managed by the Adviser and/or certain affiliates of the Fund, subject to the terms and conditions specified in the exemptive order.

During the three months ended June 30, 2026, the General Partner reimbursed the Private Fund for $1,200,000 of certain legal expenses originally recognized as organization costs during the period from February 4, 2025 (commencement of operations) through May 31, 2026. The reimbursement was recognized as a reduction of expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2026. The reimbursement was a one-time arrangement, is not subject to repayment by the Fund, and does not obligate the Adviser to reimburse the Fund for future expenses.

On November 26, 2024, CIFC Direct Lending Evergreen (Cayman) Fund LP (“Cayman Feeder Fund”), a Cayman Islands exempted limited partnership, was formed. As of June 30, 2026, the Cayman Feeder Fund held 3,955,591 Class I Shares of the Fund.

On November 25, 2024, CIFC Direct Lending Evergreen (US) Fund LP (“US Feeder Fund”), a Delaware limited partnership, was formed. On May 31, 2026, the US Feeder Fund effectuated a deemed redemption from the Private Fund structure and all limited partners effectively transferred their partnership interests directly into the Fund on the BDC Conversion Date and were issued 185,343 Class I Shares of the Fund.

LBC Credit Agency Services, LLC (“Agency Services”), is an entity formed to act as the administrative and collateral agent (“Agent”) for loans originated by the Fund and co-lenders. Agency Services generally will (i) receive, settle and disburse payments to and from its lenders and borrowers, (ii) provide administrative services and act as the collateral agent on behalf of the lenders, and (iii) enter into agreements and modifications as the Agent on behalf of the lenders. Agency Services may be entitled to administrative fees collected from borrowers, which are subsequently distributed in proportion to their interests in the related loans. During the six months ended June 30, 2026, Agency Services distributed $47,795 of administrative fees to the Fund which is reported as fee income from affiliates on the Consolidated Statements of Operations. All profits and losses not associated with an investment are allocated equally among the Members.

(17)
Subsequent Events

Management has evaluated subsequent events through August 14, 2026, the date these consolidated financial statements were issued. Subsequent to June 30, 2026, one of the Fund's portfolio companies experienced a deterioration in its liquidity position and a loss of continued support from its financial sponsor, as a result of which management expects that the company may not meet its next scheduled payment obligation to the Fund, due on October 1, 2026. The Fund's investments in this portfolio company represented approximately 2.0% of the Fund's net assets as of June 30, 2026. As of the date these consolidated financial statements were issued, the company had not defaulted on any payment obligation to the Fund. These developments reflect conditions that arose after June 30, 2026 and are not reflected in the fair value of the investments as of that date. An estimate of the financial effect of these developments cannot reasonably be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Fund” refer to CIFC Direct Lending Evergreen Fund, a Delaware statutory trust, and its consolidated subsidiaries and predecessor entities. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10‑Q.

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Registration Statement on Form 10 (File No. 000-56808), originally filed with the SEC on May 28, 2026, as amended by Amendment No. 1 filed on July 17, 2026, including but not limited to the following:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally;
•
changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the timing and amount of cash flows, if any, from the operations of our portfolio companies;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations; and
•
the effect of changes in tax laws and regulations and interpretations thereof.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act, and Section 21E of the Exchange Act (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

Overview

We are a perpetual-life, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We were initially formed as a Delaware limited partnership on November 25, 2024, commenced operations as a private fund exempt from the definition of “investment company” under Section 3(c)(7) of the 1940 Act on February 4, 2025, and converted into a Delaware statutory trust on May 29, 2026, in connection with our election to be regulated as a BDC on June 1, 2026. The Fund intends to elect and qualify for each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code.

We are externally managed by CIFC Private Credit Management LLC, our investment adviser (the “Adviser”), which is registered with the SEC as an investment adviser. Subject to the oversight of our Board of Trustees, the Adviser manages our day-to-day operations and is responsible for sourcing, evaluating, structuring, monitoring and disposing of our investments. Pursuant to the Advisory Agreement, we pay the Adviser a management fee and may pay an incentive fee based on our investment performance.

Our investment objective is to seek to maximize current return while preserving Shareholders’ capital by originating and managing a diversified portfolio of primarily senior loans to U.S. companies. In pursuing our investment objective, we intend to employ a strategy to provide capital to companies, typically private equity sponsor-controlled, with a focus on direct originations of senior loans (each, a “Loan” and collectively, “Loans”). The Loans are expected to be corporate loans possessing a senior lien on all or specific assets of a borrower or a junior lien on all assets of the borrower. The primary types of these Loans are first lien senior secured, split-lien senior secured, senior secured last out, and second lien senior secured. The Loans and other investments held by us (collectively, the “Investments”) generally will be unrated and not actively traded in any secondary market. We intend to invest in securities and other instruments that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (commonly referred to as “junk bonds”).We generally target companies with revenues less than $750 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $5 million to $50 million, although we may invest outside these ranges when we believe the opportunity is consistent with our investment objective.

Loans generally will be structured with floating-rate coupons linked to short-term market base rates (typically, SOFR or the Prime Rate), with interest rate floors. This may reduce but does not eliminate certain interest rate risks. Yields may be enhanced through upfront fees and ancillary fees including annual monitoring fees and amendment fees. Opportunistically, structures may also include PIK interest, equity participations and other types of equity return enhancements, which could further increase returns on those investments.

We expect to acquire Loans that primarily have been directly originated by CIFC, through our relationships with private equity firms, or other loan originators in the secondary market. Such Loans may be acquired directly by the Fund or indirectly through one or more subsidiaries. The Fund’s investments in such Loans and other Investments are expected to be of an amount and type that are consistent with the Fund’s investment objective and investment strategies discussed herein. The Fund intends to use leverage for investment purposes subject to applicable limitations under the 1940 Act, which may be incurred on an asset-by-asset basis, at the Fund level or through one or more Subsidiaries, and may be secured by Fund Assets and related cash flows. The Fund may enter into portfolio credit facilities or other financing arrangements with lenders in the future in the Adviser’s sole discretion.

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2026, our investment portfolio had an aggregate fair value of $303,695,953 and was comprised of $291,572,066 in first lien senior secured loans, $11,223,289 in split-lien senior secured loans, and $900,598 in equity, across 114 portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of $280,449,279 and was comprised of $269,577,675 in first lien senior secured loans, $10,324,884 in split-lien senior secured loans, and $546,720 in equity, across 66 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables as of June 30, 2026, and December 31, 2025:

	June 30, 2026 (Unaudited)
Type	Cost		Fair Value
First lien senior secured loans	$293,733,526	96.1%	$291,572,066	96.0%
Split-lien senior secured loans	11,317,528	3.7%	11,223,289	3.7%
Equity	629,674	0.2%	900,598	0.3%
Total	$305,680,728	100.0%	$303,695,953	100.0%

	December 31, 2025
Type	Cost		Fair Value
First lien senior secured loans	$271,869,522	95.8%	$269,577,675	96.1%
Split-lien senior secured loans	11,350,519	4.0%	10,324,884	3.7%
Equity	642,004	0.2%	546,720	0.2%
Total	$283,862,045	100.0%	$280,449,279	100.0%

The following tables show the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2026, and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2026 (Unaudited)		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
United States	99.9%	99.9%	100.0%	100.0%
Canada	0.0	0.0	0.0	0.0
Netherlands	0.1	0.1	0.0	0.0
Total	100.0%	100.0%	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2026, and December 31, 2025:

	June 30, 2026 (Unaudited)
Industry	Cost		Fair Value
Aerospace & Defense	$20,459,865	6.7%	$20,798,660	6.8%
Automobile Components	1,579,411	0.5%	1,586,596	0.5%
Capital Markets	3,020,478	1.0%	3,003,668	1.0%
Chemicals	1,771,100	0.6%	1,748,608	0.6%
Commercial Services & Supplies	7,149,984	2.3%	7,018,331	2.3%
Construction & Engineering	64,452,865	21.1%	64,354,328	21.2%
Consumer Staples Distribution & Retail	350,779	0.1%	350,125	0.1%
Containers & Packaging	2,783,917	0.9%	2,723,509	0.9%
Diversified Consumer Services	5,397,868	1.8%	5,259,869	1.7%
Diversified Telecommunication Services	2,055,737	0.7%	1,980,179	0.7%
Electronic Equipment, Instruments & Components	132,668	0.0%	133,000	0.0%
Entertainment	3,084,471	1.0%	3,083,848	1.0%
Financial Services	650,375	0.2%	646,339	0.2%
Food Products	28,122,608	9.2%	28,684,936	9.4%
Ground Transportation	380,872	0.1%	381,057	0.1%
Health Care Providers & Services	51,466,117	16.8%	50,954,908	16.8%
Health Care Technology	2,376,981	0.8%	2,324,767	0.8%
Hotels, Restaurants & Leisure	1,290,093	0.4%	1,296,474	0.4%
Household Durables	17,235,657	5.6%	17,113,333	5.6%
Insurance	3,453,314	1.1%	3,371,801	1.1%
IT Services	12,756,883	4.2%	11,356,361	3.7%
Life Sciences Tools & Services	892,152	0.3%	899,033	0.3%
Machinery	12,274,671	4.0%	12,400,884	4.1%
Media	8,831,305	2.9%	8,828,391	2.9%
Passenger Airlines	895,436	0.3%	896,971	0.3%
Personal Care Products	10,964,395	3.6%	10,974,611	3.6%
Pharmaceuticals	350,703	0.1%	350,153	0.1%
Professional Services	10,296,538	3.4%	10,117,089	3.3%
Software	26,236,402	8.6%	26,069,690	8.6%
Textiles, Apparel & Luxury Goods	956,053	0.3%	958,930	0.3%
Trading Companies & Distributors	4,011,030	1.3%	4,029,504	1.3%
Total	$305,680,728	100.0%	$303,695,953	100.0%

	December 31, 2025
Industry	Cost		Fair Value
Aerospace & Defense	$13,284,918	4.7%	$13,211,975	4.6%
Automobile Components	2,334,762	0.8%	2,339,191	0.8%
Beverages	498,741	0.2%	500,738	0.2%
Capital Markets	2,052,200	0.7%	2,059,421	0.7%
Commercial Services & Supplies	5,301,343	1.9%	5,211,865	1.9%
Construction & Engineering	67,193,045	23.7%	66,615,800	23.8%
Containers & Packaging	2,789,444	1.0%	2,741,593	1.0%
Diversified Consumer Services	5,653,473	2.0%	5,527,681	2.0%
Diversified Telecommunication Services	2,091,894	0.7%	2,043,770	0.7%
Entertainment	3,500,890	1.2%	3,511,689	1.3%
Financial Services	512,772	0.2%	505,200	0.2%
Food Products	27,464,251	9.7%	27,488,201	9.8%
Health Care Providers & Services	46,755,183	16.5%	46,622,470	16.6%
Health Care Technology	1,988,790	0.7%	1,967,625	0.7%
Hotels, Restaurants & Leisure	1,987,428	0.7%	1,984,674	0.7%
Household Durables	12,023,610	4.2%	12,034,261	4.3%
Industrial Conglomerates	746,887	0.3%	751,202	0.3%
Insurance	4,973,143	1.8%	4,992,584	1.8%
IT Services	13,515,696	4.8%	10,989,784	3.9%
Life Sciences Tools & Services	986,991	0.3%	997,230	0.4%
Machinery	9,508,308	3.3%	9,642,721	3.4%
Media	8,577,823	3.0%	8,539,895	3.0%
Personal Care Products	9,329,664	3.3%	9,331,871	3.3%
Professional Services	8,892,908	3.1%	8,848,999	3.2%
Software	25,955,635	9.1%	26,051,511	9.3%
Textiles, Apparel & Luxury Goods	1,973,905	0.7%	1,982,910	0.7%
Trading Companies & Distributors	3,968,341	1.4%	3,954,418	1.4%
Total	$283,862,045	100.0%	$280,449,279	100.0%

As of June 30, 2026, and December 31, 2025, the debt in our portfolio had a weighted average time to maturity of 3.6 years and 3.4 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of June 30, 2026, and December 31, 2025, the Fund’s ten largest portfolio companies represented 113.7% and 120.8%, respectively, of the Fund’s net assets (equivalent to approximately 42.4% and 47.0%, respectively, of the total fair value of the Fund’s investments). As of both June 30, 2026 and December 31, 2025, the Fund had 3 and 4 portfolio companies, respectively, that represented 5% or more of the total fair value of the Fund’s investments.

Investment Activity

During the six months ended June 30, 2026, we invested $84,144,936 in 51 new portfolio companies, excluding deferred fees. During the period from February 4, 2025 (commencement of operations) to June 30, 2025, we invested $278,701,562 in 65 new portfolio companies, excluding deferred fees.

For the three and six months ended June 30, 2026, we received an aggregate of $31,283,661 and $62,468,402, respectively, in proceeds from repayments and sales of our investments. For the three months ended June 30, 2025 and for the period from February 4, 2025 (commencement of operations) to June 30, 2025, we received an aggregate of $52,852,943 and $55,586,785, respectively, in proceeds from repayments and sales of our investments.

The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equity capital required by growth-oriented companies, the general economic environment and market conditions and the competitive environment for the types of investments we make.

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, or if our management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of June 30, 2026 and December 31, 2025, there were no investments on non-accrual status.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2026, for the three months ended June 30, 2025, and for the period from February 4, 2025 (commencement of operations) to June 30, 2025, respectively:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 4, 2025 (commencement of operations) to June 30, 2025
Total investment income	$7,775,787	$5,462,833	$15,192,129	$6,942,836
Total expenses	3,254,056	3,080,508	7,329,039	4,644,218
Net investment income (loss)	4,521,731	2,382,325	7,863,090	2,298,618
Net realized gain (loss) on investments:	14,482	(479,779)	39,974	(478,998)
Net change in unrealized gain (loss) on investments:	768,318	611,807	1,427,991	280,569
Net increase (decrease) in net assets resulting from operations	$5,304,531	$2,514,353	$9,331,055	$2,100,189

Investment Income

The following table sets forth the components of investment income for the three and six months ended June 30, 2026, the three months ended June 30, 2025, and for the period from February 4, 2025 (commencement of operations) to June 30, 2025, respectively:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 4, 2025 (commencement of operations) to June 30, 2025
Stated interest income	$7,146,094	$5,233,796	$14,119,635	$6,604,079
PIK interest income	175,760	-	175,760	-
Other fee income	453,933	229,037	896,734	338,757
Total investment income	$7,775,787	$5,462,833	$15,192,129	$6,942,836

Net Operating Expenses

Our operating expenses for the three and six months ended June 30, 2026, for the three months ended June 30, 2025, and for the period from February 4, 2025 (commencement of operations) to June 30, 2025, were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 4, 2025 (commencement of operations) to June 30, 2025
Management fees	$442,068	$262,306	$797,155	$411,267
Income-based incentive fees	379,195	273,434	730,456	359,291
Administrative costs	134,350	48,000	259,639	96,000
Interest expense	2,955,705	2,225,334	5,905,140	2,597,506
Organization costs	82,678	125,684	165,951	998,581
Amortization of deferred offering costs	119,103	5,104	206,414	6,761
Professional fees	204,286	102,166	269,799	135,793
Board of Trustees’ fees	40,000	-	77,500	-
Other expenses	96,671	38,480	116,985	39,019
Total expenses before expense support	4,454,056	3,080,508	8,529,039	4,644,218
Expense support	(1,200,000)	-	(1,200,000)	-
Total expenses	$3,254,056	$3,080,508	$7,329,039	$4,644,218

Excise Taxes

For the period from February 4, 2025 (commencement of operations) to May 31, 2026, the Fund operated as a partnership for federal income tax purposes and was not subject to the BDC/RIC 4% excise tax regime. There were no excise taxes recorded for the one month ended June 30, 2026.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

Net Change in Unrealized Appreciation / (Depreciation) from Investments

Net change in unrealized appreciation/(depreciation) from investments primarily reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and six months ended June 30, 2026, totaled $5,304,531 and $9,331,055, respectively. Net increase in net assets resulting from operations during the three months ended June 30, 2025, and for the period from February 4, 2025 (commencement of operations) to June 30, 2025 totaled $2,514,353 and $2,100,189, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the period from the BDC Conversion Date through June 30, 2026:

From the BDC Conversion Date (June 1, 2026) through June 30, 2026
Net increase (decrease) in net assets resulting from operations	$1,487,450
Weighted average shares outstanding	4,515,615
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.33

Financial Condition, Liquidity and Capital Resources

The Fund’s liquidity and capital resources are generated and generally available through our continuous offering of Shares and debt offerings, our credit facility (as discussed in Note 11 to the consolidated financial statements), as well as from cash flows from operations, investment sales of liquid assets and receipt of investment principal and interest.

As of June 30, 2026, we had one SPV Facility outstanding with a maximum available amount of $215,000,000. We may enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%. On May 29, 2026, the adoption of the 150% threshold was approved pursuant to Section 62(a)(2) of the 1940 Act and such election became effective on the following day. As of June 30, 2026, our asset coverage ratio under the 1940 Act was 158%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our credit facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Distributions

We intend to make distributions to our Shareholders on a regular basis in amounts determined by our Board of Trustees. Distributions, if any, will be authorized and declared out of funds legally available therefor and may be paid in cash or reinvested in additional Shares pursuant to our distribution reinvestment plan. The timing and amount of any distributions are subject to applicable law and the discretion of our Board of Trustees, and there can be no assurance as to the amount or timing of any such distributions.

The following table summarizes the Fund’s dividends during the Six Months Ended June 30, 2026:

Date Declared	Record Date	Payment/Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Six Months Ended June 30, 2026
June 30, 2026	June 30, 2026	July 31, 2026	$0.28	$1,092,917	$171,455	$1,264,372
Total			$0.28	$1,092,917	$171,455	$1,264,372

To qualify and maintain our qualification as a RIC under Subchapter M of the Code, we must, among other things, distribute at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year. We may retain, and pay U.S. federal excise tax on, all or a portion of our taxable income and gains. The U.S. federal income tax characterization of our distributions is determined after the end of the calendar year and reported to Shareholders on Form 1099-DIV. Additional information regarding our distributions and distribution reinvestment plan is set forth in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services.

We have entered into an SPV Facility and may establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure Shareholders that we will be able to enter into a credit facility on favorable terms. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with affirmative or negative covenants that could have an effect on our operations.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had an aggregate $32,092,055 and $28,800,747, respectively, of unfunded commitments, including $13,390,003 and $13,363,577, respectively, of unfunded commitments on revolvers and $18,702,052 and $15,437,170, respectively, of unfunded commitments on delayed draw term loans, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated financial statements. Please refer to "Note 13 – Loan Commitments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our unfunded commitments. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, we are not aware of any pending or threatened litigation.

Critical Accounting Estimates and Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to valuation of investments, are described below. Please refer to “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Valuation of Investments

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our investment portfolio is valued no less frequently than monthly in accordance with Rule 2a-5 under the 1940 Act. Our Board of Trustees oversees the valuation designee and the process that it uses to determine the fair value of our assets. In this regard, the Board of Trustees receives periodic and, as applicable, prompt reporting regarding certain material valuation matters, as required by Rule 2a-5 under the 1940 Act. We have the sole right to change the frequency of determination of NAV at the Board of Trustees’ discretion. Pursuant to Rule 2a-5, the Board of Trustees has designated the Adviser to serve as the “valuation designee” to perform fair value determinations in respect of our portfolio investments that do not have readily available market quotations.

We account for our investments in accordance with U.S. GAAP and measure our investment portfolio at fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or the exit price, and establishes related measurement and disclosure requirements.

Fair value measurements are determined within a framework that utilizes a three-tier hierarchy, which maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Fund Assets with observable market data and inputs will typically be valued at their market mid prices, as provided by a loan pricing service selected by the Adviser. Since the Fund expects to invest primarily in privately negotiated loans to middle-market companies where observable market data and inputs are limited and readily ascertainable market data is lacking, the majority of the Fund’s loans will be fair valued based on model-derived valuations in which one or more significant inputs or significant value drivers are unobservable and may require the use of estimates and/or the Adviser’s assessment of factors specific to the investment. Loans and other Investments acquired by the Fund would also be valued in part using such valuation processes, policies and procedures. Pursuant to the Adviser’s Valuation Policy, the Adviser will generally rely on third-party valuation on a quarterly basis to determine the fair value of the Fund’s investments and at the expense of the Fund. As part of this valuation process, there may be instances in which the fair value of an investment prepared by the third-party valuation firms does not align with Adviser’s internally prepared valuation. In such cases, the Adviser will document the factors driving the difference between the results of the third-party valuation firms and its own internal valuation analysis and discuss both valuation analyses with the Valuation Committee. Once the Valuation Committee has considered and evaluated both valuation outcomes, the Valuation Committee will conclude upon the fair value application in accordance with ASC 820 in light of the relevant facts and circumstances as of the measurement date. CIFC will either conclude to maintain use of the third-party valuation firm’s midpoint as the final fair value, or to utilize its own internal valuation as the final fair value. Notwithstanding the foregoing, CIFC may not require third-party valuations for investments under certain circumstances which may include but not be limited to new investments originated or partially sold or syndicated in an arms-length transaction to another lending party in the current quarter and investments subject to certain thresholds which may include investment size, materiality and/or other criteria, and in other conditions as reasonably determined by the Valuation Committee. Use of the Adviser’s own internal valuation as the final fair value will require unanimous Valuation Committee approval and will be documented accordingly. The exercise of any discretion in valuation by the Adviser may give rise to conflicts of interest, including in connection with determining any write-ups or write-downs of Fund interests, the amount and timing of distributions of Incentive Fees and the calculation of management fees.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material. Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

Co-Investment Exemptive Relief Order

On June 30, 2026, we and certain of our affiliates were granted an exemptive relief order (the “Order”) from the SEC that permits us to enter into certain negotiated co-investment transactions alongside certain of our affiliates in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible trustees to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which our affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the overall market conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review our investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure Shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, because the income-based incentive fee payable to the Adviser is calculated by reference to our net investment income, an increase in interest rates could result in an increase in the amount of income-based incentive fees payable to the Adviser.

As of June 30, 2026, 100% of our debt investments at fair value were at floating rates. Based on our consolidated financial statements as of June 30, 2026 and December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

June 30, 2026
	Interest Income	Interest Expense	Net Income
Up 200 basis points	$6,172,557	$3,912,500	$2,260,057
Up 100 basis points	3,086,278	1,956,250	1,130,028
Down 100 basis points	(3,086,278)	(1,956,250)	(1,130,028)
Down 200 basis points	(6,172,557)	(3,912,500)	(2,260,057)

December 31, 2025
	Interest Income	Interest Expense	Net Income
Up 200 basis points	$5,742,187	$3,643,500	$2,098,687
Up 100 basis points	2,871,093	1,821,750	1,049,343
Down 100 basis points	(2,871,093)	(1,821,750)	(1,049,343)
Down 200 basis points	(5,742,187)	(3,643,500)	(2,098,687)

Although we believe this analysis is indicative of our sensitivity to interest rate changes, it does not adjust for changes in the credit quality, size and composition of the assets in our portfolio, our borrowing levels, or other business developments that could affect our net increase in net assets resulting from operations. Accordingly, we can offer no assurance that actual results would not differ materially from the analysis above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” in our Registration Statement on Form 10 (File No. 000-56808) (the “Registration Statement”), originally filed with the SEC on May 28, 2026, as amended by Amendment No. 1 filed on July 17, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results. If any of these risks were to occur, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Subscription Offering

During the three months ended June 30, 2026, the Fund issued and sold 4,515,615 Class I Shares and 0 Class Y Shares for aggregate consideration of approximately $112,890,385. These Shares were sold in a continuous private offering to investors reasonably believed to be “accredited investors” as defined in Rule 501(a) of Regulation D, in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. No underwriters or placement agents received underwriting discounts or commissions in connection with these sales. The Fund expects to use the net proceeds from these sales to make investments in accordance with its investment objective and strategies and for general corporate purposes.

Dividend Reinvestment Plan

On June 30, 2026, pursuant to its distribution reinvestment plan, the Fund issued 6,845 shares of its common shares of beneficial interest, at a price of $25.05 per share, to shareholders of record as of June 30, 2026 that did not opt out of the Fund’s distribution reinvestment plan in order to satisfy the reinvestment portion of the Fund’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7(b). Distributions” for more information.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2026, the Fund did not repurchase any of its shares. The Fund has adopted a share repurchase program pursuant to which, at the discretion of the Board and subject to available liquidity and other conditions, the Fund may offer to repurchase a limited number of its outstanding shares in each quarter; the Fund is not obligated to repurchase any shares in any period. For additional information regarding the share repurchase program, see the Fund’s Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Fund's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10‑Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

3.2	Certificate of Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

3.3	Declaration of Trust (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

3.4	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

10.1	Form of Custody Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

10.2

Loan and Servicing Agreement, dated February 4, 2025, between CIFC Direct Lending Evergreen Fund SB SPV, LLC, as borrower, and Sumitomo Mitsui Banking Corporation, as administrative agent and lender (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed July 17, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIFC DIRECT LENDING EVERGREEN FUND

Dated: August 14, 2026	By:	/s/ Steve Vaccaro
Steve Vaccaro
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Kevin Doogan
Kevin Doogan
Chief Financial Officer (Principal Financial and Accounting Officer)