Form 10-Q
period 2026-09-30
CIFC Direct Lending Evergreen Fund
filed 2026-11-13
CIK 2056516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

As of November 13, 2026, the registrant had 4,541,307 Class I Shares ($0.01 par value per share) and no Class Y Shares ($0.01 par value per share) outstanding.

CIFC DIRECT LENDING EVERGREEN FUND

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 (unaudited), for the Three Months Ended September 30, 2025 and for the Period from February 4, 2025 (commencement of operations) to September 30, 2025 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2026 (unaudited), for the Three Months Ended September 30, 2025 and for the Period from February 4, 2025 (commencement of operations) to September 30, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from February 4, 2025 (commencement of operations) to September 30, 2025 (unaudited)	4
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2025	11
	Notes to Consolidated Financial Statements (unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
PART II

OTHER INFORMATION

		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	48
Item 6.	Exhibits	49

SIGNATURES

		50

i

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Assets and Liabilities

	(Unaudited) September 30, 2026	December 31, 2025
Assets
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $300,275,659 and $283,849,715, respectively)	$297,487,880	$280,445,552
Non-controlled, affiliated investments (amortized cost of $0 and $12,330, respectively)	-	3,727
Total investments, at fair value (total amortized cost of $300,275,659 and $283,862,045, respectively)	297,487,880	280,449,279
Cash and cash equivalents	1,048,944	1,734,903
Restricted cash	4,690,887	2,443,886
Interest receivable	3,321,547	3,394,701
Deferred financing costs (net of accumulated amortization of $725,418 and $358,785, respectively)	1,174,602	1,435,936
Investments sold receivable	1,080,803	-
Paydowns receivable	53,891	-
Deferred offering costs	909,466	373,514
Other assets	450,184	34,369
Total assets	$310,218,204	$289,866,588

Liabilities
Borrowings	$190,865,172	$182,175,000
Investments purchased payable	1,375,144	-
Paydowns received in advance	8,428	-
Distributions payable	2,848,798	3,460,610
Interest payable	944,804	924,127
Accrued expenses	702,991	322,468
Due to affiliates	240,818	59,032
Other liabilities	232,103	53,048
Management fees payable	583,525	374,975
Income-based incentive fees payable	354,106	384,277
Total liabilities	198,155,889	187,753,537

Net assets
Common shares, par value $0.01 per share (4,521,902 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	45,219	-
Paid in capital in excess of par	113,002,631	-
Accumulated undistributed (overdistributed) earnings	(985,535)	-
Partners' capital	-	102,113,051
Total net assets	112,062,315	102,113,051
Total liabilities and net assets	$310,218,204	$289,866,588
Class I shares:
Net asset value per share	$24.78	N/A

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$7,362,168	$7,273,847	$22,206,039	$14,132,458
Paid-in-kind (PIK) interest income	156,973	-	332,733	-
Fee income	36,425	24,033	161,129	87,976
Total investment income from non-controlled, non-affiliated investments	7,555,566	7,297,880	22,699,901	14,220,434
Investment income from affiliates
Fee income from affiliates	21,703	21,023	69,498	41,305
Total investment income from affiliates	21,703	21,023	69,498	41,305
Total investment income	7,577,269	7,318,903	22,769,399	14,261,739

Expenses
Management fees	585,500	336,202	1,382,655	747,469
Income-based incentive fees	353,302	381,851	1,083,758	741,142
Administrative costs	142,460	48,000	402,099	144,000
Interest expense	3,088,902	2,927,120	8,994,042	5,524,626
Organization costs	-	29,485	165,951	1,028,066
Amortization of deferred offering costs	313,637	5,356	520,051	12,117
Professional fees	434,909	118,088	704,708	253,881
Board of Trustees’ fees	38,750	-	116,250	-
Other expenses	146,693	31,665	263,678	70,684
Total expenses before expense support	5,104,153	3,877,767	13,633,192	8,521,985
Expense support (note 16)	-	-	(1,200,000)	-
Total expenses	5,104,153	3,877,767	12,433,192	8,521,985
Net investment income (loss)	2,473,116	3,441,136	10,336,207	5,739,754

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	(29,927)	(120,988)	10,047	(599,986)
Net change in unrealized gain (loss) on investments:
Non-controlled, non-affiliated investments	(803,004)	261,427	616,384	545,819
Non-controlled, affiliated investments	-	(2,329)	8,603	(6,152)
Total net realized and change in unrealized gain (loss)	(832,931)	138,110	635,034	(60,319)
Net increase (decrease) in net assets resulting from operations	$1,640,185	$3,579,246	$10,971,241	$5,679,435

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
Beginning Net Assets	$113,113,462	$81,411,401	$102,113,051	$-
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$2,473,116	$3,441,136	$10,336,207	$5,739,754
Net realized gain (loss)	(29,927)	(120,988)	10,047	(599,986)
Net change in unrealized appreciation (depreciation)	(803,004)	259,098	624,987	539,667
Net increase (decrease) in net assets resulting from operations	1,640,185	3,579,246	10,971,241	5,679,435

Distributions to shareholders from
Distributable Earnings	(2,848,797)	-	(4,113,170)	-
Net increase (decrease) in net assets resulting from shareholder distributions	(2,848,797)	-	(4,113,170)	-

Capital transactions
Issuance of Class I common shares	8,035	-	83,035	-
Issuance of Class I common shares from reinvestment of distributions	149,430	-	480,469	-
Capital Contributions	-	23,500,000	9,000,000	106,109,765
Capital Contributions from reinvestment of distributions	-	-	524,727	-
Distributions of partners' capital	-	(3,448,555)	(5,797,038)	(6,747,108)
Redemptions	-	-	(1,200,000)	-
Net increase (decrease) in net assets resulting from capital transactions	157,465	20,051,445	3,091,193	99,362,657
Total increase (decrease) in Net Assets	(1,051,147)	23,630,691	9,949,264	105,042,092
Ending Net Assets	$112,062,315	$105,042,092	$112,062,315	$105,042,092
Distributions per share	$0.63	N/A	$0.91	N/A

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$10,971,241	$5,679,435
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(10,047)	599,986
Net change in unrealized (gain) loss on investments	(624,987)	(539,667)
Net accretion of discount and amortization of premium	(1,050,087)	(538,558)
Amortization of deferred financing costs	366,633	243,282
Amortization of deferred offering costs	520,051	12,117
Accrued PIK income	(463,419)	-
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	73,154	(3,521,716)
(Increase) decrease in investments sold receivable	(1,080,803)	(1,371,025)
(Increase) decrease in paydowns receivable	(53,891)	(37,047)
(Increase) decrease in other assets	(415,815)	(228,452)
Increase (decrease) in investments purchased payable	1,375,144	5,399,211
Increase (decrease) in interest payable	20,677	898,620
Increase (decrease) in accrued expenses	380,523	176,843
Increase (decrease) in due to affiliates	181,786	195,330
Increase (decrease) in management fee payable	208,550	336,202
Increase (decrease) in income-based incentive fees	(30,171)	381,850
Increase (decrease) in other liabilities	179,055	497,328
Increase (decrease) in paydowns received in advance	8,428	3,697
Acquisitions / fundings of investments	(98,055,594)	(375,872,392)
Proceeds from deferred transaction fees, net	1,328,151	4,821,622
Dispositions / paydowns of investments	82,317,850	81,858,705
Net cash provided by (used in) operating activities	(3,853,571)	(281,004,629)
Cash Flows from Financing Activities
Borrowings on line of credit facility	34,150,000	216,886,151
Proceeds from secured borrowing	7,990,172	-
Repayments on line of credit facility	(33,450,000)	(30,211,151)
Payment of deferred financing costs	(105,299)	(1,774,722)
Payment of offering costs	(1,056,002)	-
Proceeds from issuance of common shares	83,035	-
Contributions	9,000,000	106,109,765
Distributions, net of change in distributions payable	(9,997,293)	(3,298,552)
Redemptions	(1,200,000)	-
Net cash provided by (used in) financing activities	5,414,613	287,711,491
Net increase (decrease) in cash and cash equivalents (including restricted cash)	1,561,042	6,706,862

Cash and cash equivalents (including restricted cash)
Beginning of period	4,178,789	-
End of period	$5,739,831	$6,706,862

Supplemental information and non-cash activities
Cash paid during the period for interest	$8,606,732	$4,382,724
Reinvestment of distributions during the period (note 7(b))	1,005,196	-

See accompanying notes to the consolidated financial statements

CIFC Direct Lending Evergreen Fund

Consolidated Schedule of Investments

As of September 30, 2026 (Unaudited)

Investments	Footnotes	Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (1)	Current interest rate (2)	Cost (3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated Direct Lending Loans:
Aerospace & Defense
OC Composite Works, LLC	(4)	Term loan, first lien senior secured	$1,453,024	2/4/2025	7/1/2027	S + 500 bps	8.78%	$1,449,952	$1,447,574	1.3%
OC Composite Works, LLC	(4)	Term loan, first lien senior secured	1,887,722	4/30/2026	7/1/2027	S + 500 bps	8.78%	1,874,674	1,880,642	1.7%
SV-Aero Holdings, LLC	(4)	Term loan, first lien senior secured	4,068,823	6/4/2026	11/1/2030	S + 475 bps	8.82%	4,065,220	4,068,823	3.6%
Votaw Precision Technologies, LLC		Revolver, first lien senior secured	1,755,738	3/21/2025	3/21/2030	S + 600 bps	10.05%	1,726,205	1,752,226	1.6%
Votaw Precision Technologies, LLC	(4)	Term loan, first lien senior secured	9,457,043	3/21/2025	3/21/2030	S + 600 bps	9.68%	9,325,805	9,438,129	8.4%
Votaw Precision Technologies, LLC	(4)	Delayed draw, first lien senior secured	1,360,507	3/21/2025	3/21/2030	S + 600 bps	10.07%	1,333,518	1,357,786	1.2%
Chemicals
Deerpoint Group, LLC		Revolver, first lien senior secured	126,614	2/6/2026	8/15/2030	S + 525 bps	8.93%	121,011	122,816	0.1%
Deerpoint Group, LLC	(4)	Term loan, first lien senior secured	1,457,618	2/6/2026	8/15/2030	S + 525 bps	8.93%	1,435,043	1,413,890	1.3%
Commercial Services & Supplies
AIP ATCO Buyer, LLC		Revolver, first lien senior secured	207,512	4/28/2025	12/31/2028	S + 700 bps (Incl. 25 bps PIK)	10.78%	207,512	196,369	0.2%
AIP ATCO Buyer, LLC	(4)	Term loan, first lien senior secured	1,881,531	4/28/2025	12/31/2028	S + 700 bps (Incl. 25 bps PIK)	10.94%	1,881,531	1,780,493	1.6%
Rapid Pump Acquisition, Inc.		Revolver, first lien senior secured	78,340	4/28/2025	8/4/2027	S + 575 bps	9.53%	77,984	78,340	0.1%
Rapid Pump Acquisition, Inc.	(4)	Term loan, first lien senior secured	1,802,767	2/6/2026	8/4/2027	S + 575 bps	9.53%	1,788,434	1,802,767	1.6%
Rapid Pump Acquisition, Inc.	(4)	Term loan, first lien senior secured	769,412	4/28/2025	8/4/2027	S + 575 bps	9.53%	766,559	769,412	0.7%
Rapid Pump Acquisition, Inc.	(4)	Term loan, first lien senior secured	490,929	4/28/2025	8/4/2027	S + 575 bps	9.53%	489,109	490,929	0.4%
Rapid Pump Acquisition, Inc.	(4)	Term loan, first lien senior secured	311,122	4/28/2025	8/4/2027	S + 575 bps	9.53%	309,969	311,122	0.3%
Rapid Pump Acquisition, Inc.	(4)	Term loan, first lien senior secured	537,600	4/28/2025	8/4/2027	S + 575 bps	9.53%	535,606	537,600	0.5%
Rapid Pump Acquisition, Inc.	(4)	Term loan, first lien senior secured	1,000,000	8/14/2026	8/4/2027	S + 575 bps	9.54%	984,659	1,000,000	0.9%
Construction & Engineering
Ambient Enterprises Holdco LLC		Revolver, first lien senior secured	93,340	4/28/2025	12/8/2029	S + 550 bps	9.57%	86,194	91,940	0.1%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	2,281,768	2/4/2025	6/30/2030	S + 550 bps	9.57%	2,250,394	2,247,542	2.0%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	2,740,313	7/3/2025	6/30/2030	S + 550 bps	9.57%	2,699,185	2,699,208	2.4%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	2,908,505	2/4/2025	6/30/2030	S + 550 bps	9.57%	2,868,685	2,864,878	2.6%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	932,762	2/4/2025	6/30/2030	S + 550 bps	9.57%	917,132	918,770	0.8%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	1,538,585	2/6/2026	6/30/2030	S + 550 bps	9.57%	1,513,867	1,515,506	1.4%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	4,689,356	7/3/2025	6/30/2030	S + 550 bps	9.57%	4,613,750	4,619,015	4.1%
Ambient Enterprises Holdco LLC	(4)	Term loan, first lien senior secured	2,580,619	2/6/2026	6/30/2030	S + 550 bps	9.57%	2,535,643	2,541,909	2.3%
GridSource Incorporated, LLC	(12)	Term loan, split-lien senior secured	11,657,923	2/18/2025	3/30/2029	S + 900 bps (Incl. 200 bps PIK)	12.76%	11,535,786	11,570,489	10.3%
Kelso Industries LLC	(4)	Term loan, first lien senior secured	17,875,380	2/4/2025	12/30/2029	S + 575 bps	9.65%	17,798,387	17,607,249	15.7%
Lightning Canada Holdings Limited	(4) (5) (9)	Term loan, first lien senior secured	115,997	2/4/2025	11/16/2029	S + 600 bps	10.07%	114,362	115,765	0.1%
Lightning US Holdings, Inc.		Revolver, first lien senior secured	34,585	2/4/2025	11/16/2029	S + 600 bps	9.74%	31,335	34,516	0.0%
Lightning US Holdings, Inc.	(4)	Term loan, first lien senior secured	961,121	2/4/2025	11/16/2029	S + 600 bps	10.07%	947,572	959,198	0.9%
Lightning US Holdings, Inc.	(4)	Term loan, first lien senior secured	257,904	2/4/2025	11/16/2029	S + 600 bps	10.07%	252,278	257,389	0.2%
MKD Electric, LLC		Revolver, first lien senior secured	438,257	4/28/2025	5/31/2029	S + 625 bps	9.93%	426,507	438,257	0.4%
MKD Electric, LLC	(4)	Term loan, first lien senior secured	4,098,049	3/3/2025	5/31/2029	S + 625 bps	9.93%	4,044,562	4,114,441	3.7%
MKD Electric, LLC	(4)	Term loan, first lien senior secured	5,389,454	3/3/2025	5/31/2029	S + 625 bps	9.93%	5,304,874	5,411,012	4.8%
NEN/SBS Consolidator, LLC	(4)	Term loan, first lien senior secured	4,987,469	4/13/2026	12/19/2030	S + 625 bps	9.96%	4,921,180	4,713,158	4.2%
Steffl Drilling & Pump, LLC	(4)	Term loan, first lien senior secured	3,133,173	4/13/2026	3/17/2031	S + 500 bps	8.68%	3,091,272	3,090,249	2.8%
Containers & Packaging
Outlook Group, LLC	(4)	Delayed draw, first lien senior secured	434,614	2/4/2025	11/26/2029	S + 575 bps	9.48%	420,439	423,227	0.4%
Outlook Group, LLC	(4)	Term loan, first lien senior secured	2,836,128	2/4/2025	11/26/2029	S + 575 bps	9.48%	2,800,004	2,761,822	2.5%
Diversified Consumer Services
Capital Construction, LLC	(11)	Revolver, first lien senior secured	133,203	4/28/2025	10/22/2026	S + 575 bps	9.63%	132,814	85,916	0.1%
Capital Construction, LLC		Revolver, first lien senior secured	157,373	8/8/2026	10/22/2026	S + 1250 bps	16.67%	157,373	157,373	0.1%
Capital Construction, LLC	(4) (11)	Term loan, first lien senior secured	2,009,105	4/28/2025	10/22/2026	S + 575 bps	9.53%	2,007,592	1,295,872	1.2%
See accompanying notes to the consolidated financial statements

Investments	Footnotes	Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (1)	Current interest rate (2)	Cost (3)	Fair Value	Percentage of Net Assets
Capital Construction, LLC	(4)	Term loan, first lien senior secured	209,830	8/9/2026	10/22/2026	S + 575 bps	9.53%	209,798	209,830	0.2%
Food Products
Abbiamo Pasta Company LLC	(4)	Term loan, first lien senior secured	9,230,331	2/10/2025	2/10/2030	S + 550 bps	9.40%	9,106,181	9,173,103	8.2%
Western Smokehouse Partners, LLC	(4)	Term loan, first lien senior secured	9,352,772	3/31/2025	3/31/2029	S + 550 bps	9.18%	9,235,855	9,427,594	8.4%
Western Smokehouse Partners, LLC	(4)	Term loan, first lien senior secured	302,589	4/28/2025	3/31/2029	S + 550 bps	9.18%	298,737	305,009	0.3%
Western Smokehouse Partners, LLC	(4)	Term loan, first lien senior secured	292,860	4/28/2025	3/31/2029	S + 550 bps	9.18%	289,132	295,203	0.3%
Western Smokehouse Partners, LLC	(4)	Term loan, first lien senior secured	2,394,592	2/4/2025	3/31/2029	S + 550 bps	9.18%	2,367,041	2,413,748	2.2%
Health Care Providers & Services
Align ENTA MSO Holdings, LLC	(4)	Term loan, first lien senior secured	3,197,115	4/13/2026	3/25/2032	S + 475 bps	8.65%	3,167,915	3,169,300	2.8%
Bluebird PM Buyer, Inc.		Revolver, first lien senior secured	176,817	2/6/2025	2/3/2032	S + 475 bps	8.83%	166,694	176,817	0.2%
Bluebird PM Buyer, Inc.	(4)	Term loan, first lien senior secured	6,386,029	2/6/2025	2/3/2032	S + 475 bps	8.82%	6,312,912	6,386,029	5.7%
Bluebird PM Buyer, Inc.		Delayed draw, first lien senior secured	352,749	2/6/2025	2/3/2032	S + 475 bps	8.82%	345,084	352,749	0.3%
Everest AcquisitionCo, LLC		Revolver, first lien senior secured	142,155	5/12/2026	5/12/2031	S + 550 bps	9.40%	138,817	141,160	0.1%
Everest AcquisitionCo, LLC	(4)	Term loan, first lien senior secured	4,209,271	5/12/2026	5/12/2031	S + 550 bps	9.40%	4,189,862	4,179,806	3.7%
Everest AcquisitionCo, LLC	(4)	Term loan, first lien senior secured	719,714	5/12/2026	5/12/2031	S + 550 bps	9.40%	715,360	714,676	0.6%
Everest AcquisitionCo, LLC		Delayed draw, first lien senior secured	274,406	5/12/2026	5/12/2031	S + 550 bps	9.40%	272,400	272,485	0.2%
NS and Associates LLC	(4)	Term loan, first lien senior secured	9,042,786	8/6/2025	8/6/2030	S + 500 bps	8.84%	8,938,418	8,861,931	7.9%
Nystrom & Associates Holding Company, Inc.		Revolver, first lien senior secured	819,417	2/7/2025	6/28/2027	S + 550 bps (Incl. 504 bps PIK)	9.84%	815,633	760,009	0.7%
Nystrom & Associates Holding Company, Inc.	(4)	Term loan, first lien senior secured	3,529,816	2/7/2025	6/28/2027	S + 550 bps (Incl. 504 bps PIK)	9.84%	3,516,354	3,273,905	2.9%
Nystrom & Associates Holding Company, Inc.	(4)	Term loan, first lien senior secured	1,060,828	2/7/2025	6/28/2027	S + 550 bps (Incl. 504 bps PIK)	9.84%	1,056,782	983,918	0.9%
Nystrom & Associates Holding Company, Inc.	(4)	Term loan, first lien senior secured	2,329,090	8/1/2025	6/28/2027	S + 550 bps (Incl. 504 bps PIK)	9.84%	2,317,935	2,160,231	1.9%
Nystrom & Associates Holding Company, Inc.		Term loan, first lien senior secured	164,998	2/7/2025	6/28/2027	S + 550 bps (Incl. 504 bps PIK)	9.84%	164,368	153,035	0.1%
Panorama Eye Care, LLC		Revolver, first lien senior secured	1,031,431	2/4/2025	1/22/2030	S + 675 bps	10.43%	1,014,358	928,288	0.8%
Panorama Eye Care, LLC	(4)	Term loan, first lien senior secured	5,857,237	2/4/2025	1/22/2030	S + 675 bps	10.43%	5,760,284	5,271,513	4.7%
Panorama Eye Care, LLC	(4)	Term loan, first lien senior secured	611,123	2/4/2025	1/22/2030	S + 675 bps	10.43%	601,007	550,010	0.5%
Prime Providers Holdings, LLC	(4)	Term loan, first lien senior secured	1,793,542	2/5/2026	11/21/2028	S + 750 bps	11.50%	1,754,386	1,753,187	1.6%
Prime Providers Holdings, LLC	(4)	Term loan, first lien senior secured	1,389,995	2/5/2026	11/21/2028	S + 750 bps	11.84%	1,360,242	1,358,720	1.2%
Redwood MSO, LLC		Revolver, first lien senior secured	258,190	2/4/2025	12/20/2029	S + 575 bps	9.82%	252,836	256,254	0.2%
Redwood MSO, LLC	(4)	Term loan, first lien senior secured	5,737,383	2/4/2025	12/20/2029	S + 575 bps	9.82%	5,661,277	5,694,353	5.1%
Redwood MSO, LLC	(4)	Term loan, first lien senior secured	934,516	2/4/2025	12/20/2029	S + 575 bps	9.82%	917,072	927,507	0.8%
Household Durables
Centex Acquisition, LLC		Revolver, first lien senior secured	2,403,551	4/28/2025	5/9/2029	S + 575 bps	9.53%	2,381,703	2,360,287	2.1%
Centex Acquisition, LLC	(4)	Term loan, first lien senior secured	343,364	7/24/2026	5/9/2029	S + 575 bps	9.53%	338,562	337,184	0.3%
Centex Acquisition, LLC	(4)	Term loan, first lien senior secured	2,131,569	2/6/2026	5/9/2029	S + 575 bps	9.53%	2,101,040	2,093,201	1.9%
Centex Acquisition, LLC	(4)	Term loan, first lien senior secured	5,815,671	4/28/2025	5/9/2029	S + 575 bps	9.53%	5,796,770	5,710,989	5.1%
Kimbel Mechanical Systems, LLC		Revolver, first lien senior secured	216,096	7/3/2025	6/28/2029	S + 475 bps	8.65%	205,388	213,676	0.2%
Kimbel Mechanical Systems, LLC	(4)	Term loan, first lien senior secured	6,687,857	7/3/2025	6/28/2029	S + 475 bps	8.82%	6,628,451	6,612,953	5.9%
IT Services
Engineering Research and Consulting, LLC	(4) (7)	Term loan, first lien senior secured	9,874,372	7/10/2025	8/29/2031	S + 500 bps	9.07%	9,745,531	8,278,032	7.4%
Summit Hosting LLC		Revolver, first lien senior secured	244,835	2/5/2026	3/1/2030	S + 525 bps	8.98%	241,779	238,102	0.2%
Summit Hosting LLC	(4)	Term loan, first lien senior secured	746,010	2/5/2026	3/1/2030	S + 525 bps	8.98%	738,561	725,495	0.6%
Machinery
Uniloy, Inc.		Revolver, first lien senior secured	1,754,230	3/4/2025	3/4/2030	S + 575 bps	9.43%	1,728,448	1,734,933	1.5%
Uniloy, Inc.	(4)	Term loan, first lien senior secured	2,203,063	2/6/2026	3/4/2030	S + 575 bps	9.48%	2,169,703	2,178,829	1.9%
Uniloy, Inc.	(4)	Term loan, first lien senior secured	8,478,933	3/4/2025	3/4/2030	S + 575 bps	9.48%	8,362,847	8,385,665	7.5%
Media
Berlin Rosen, LLC		Revolver, first lien senior secured	461,123	4/28/2025	1/14/2027	S + 550 bps	9.28%	459,939	455,359	0.4%
Berlin Rosen, LLC	(4)	Term loan, first lien senior secured	6,705,616	4/28/2025	1/14/2027	S + 550 bps	9.28%	6,688,744	6,621,795	5.9%
Personal Care Products
Bradford Soap International, Inc.		Revolver, first lien senior secured	75,968	2/5/2026	8/28/2031	P + 375 bps	10.75%	74,633	75,968	0.1%
Bradford Soap International, Inc.	(4)	Term loan, first lien senior secured	1,615,687	2/5/2026	8/28/2031	S + 475 bps	8.65%	1,609,058	1,615,687	1.4%
DWS Buyer LLC		Revolver, first lien senior secured	187,699	7/29/2025	7/29/2031	P + 425 bps	11.25%	165,057	185,353	0.2%

See accompanying notes to the consolidated financial statements

Investments	Footnotes	Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (1)	Current interest rate (2)	Cost (3)	Fair Value	Percentage of Net Assets
DWS Buyer LLC	(4)	Term loan, first lien senior secured	9,438,775	7/29/2025	7/29/2031	S + 525 bps	9.00%	9,324,916	9,320,791	8.3%
Professional Services
A.G. Adjustments Ltd.		Revolver, first lien senior secured	43,038	4/28/2025	6/28/2027	S + 550 bps	9.23%	43,038	42,694	0.0%
A.G. Adjustments Ltd.	(4)	Term loan, first lien senior secured	2,603,455	4/28/2025	6/28/2027	S + 550 bps	9.23%	2,603,455	2,582,627	2.3%
ES Ventures LLC	(4)	Term loan, first lien senior secured	2,466,976	8/1/2025	12/13/2028	S + 500 bps	8.73%	2,446,819	2,433,178	2.2%
ES Ventures LLC	(4)	Term loan, first lien senior secured	2,159,616	8/8/2025	12/13/2028	S + 500 bps	8.73%	2,141,869	2,130,029	1.9%
Software
CF Newco, Inc.		Revolver, first lien senior secured	268,423	2/4/2025	12/10/2029	S + 600 bps	9.84%	263,210	268,423	0.2%
CF Newco, Inc.	(4)	Term loan, first lien senior secured	9,446,558	2/4/2025	12/10/2029	S + 600 bps	9.84%	9,382,347	9,446,558	8.4%
REDL Holdings, LLC		Revolver, first lien senior secured	610,058	2/4/2025	12/13/2029	S + 725 bps	11.13%	589,378	605,482	0.5%
REDL Holdings, LLC	(4)	Term loan, first lien senior secured	11,996,855	2/4/2025	12/13/2029	S + 725 bps	11.26%	11,715,397	12,086,831	10.8%
Trading Companies & Distributors
BLP Buyer, Inc.	(4)	Term loan, first lien senior secured	3,056,679	4/28/2025	12/24/2029	S + 625 bps	10.15%	3,001,576	3,056,679	2.7%
BLP Buyer, Inc.	(4)	Term loan, first lien senior secured	262,642	4/28/2025	12/24/2029	S + 625 bps	10.15%	257,908	262,642	0.2%
BLP Buyer, Inc.	(4)	Term loan, first lien senior secured	367,740	4/28/2025	12/24/2029	S + 625 bps	10.15%	361,110	367,740	0.3%
BLP Buyer, Inc.	(4)	Term loan, first lien senior secured	57,952	8/29/2025	12/24/2029	S + 625 bps	10.12%	57,303	58,300	0.1%

Total Non-controlled/non-affiliated Direct Lending Loans								262,415,258	259,619,471	231.7%

Non-controlled/non-affiliated Broadly Syndicated Loans:
Aerospace & Defense
Atlantic Aviation FBO Inc.	(4) (7)	Term loan, first lien senior secured	348,228	5/11/2026	9/22/2031	S + 250 bps	6.40%	349,466	348,982	0.3%
Ontic Engineering & Manufacturing	(4) (7)	Term loan, first lien senior secured	298,481	2/6/2025	10/31/2030	S + 225 bps	6.32%	298,481	298,802	0.3%
TransDigm Inc.	(4) (7) (9)	Term loan, first lien senior secured	1,024,379	4/28/2026	2/28/2031	S + 250 bps	6.40%	1,026,166	1,026,490	0.9%
Automobile Components
Clarios Global LP (fka Power Solutions)	(4) (7)	Term loan, first lien senior secured	742,500	5/21/2026	6/28/2032	S + 250 bps	6.40%	743,218	743,428	0.7%
Tenneco Inc.	(4) (7)	Term loan, first lien senior secured	493,590	7/9/2025	11/17/2028	S + 475 bps	8.58%	487,263	494,150	0.4%
Tenneco Inc.	(4) (7)	Term loan, first lien senior secured	335,921	8/20/2025	11/17/2028	S + 500 bps	9.17%	334,532	336,603	0.3%
Capital Markets
AssetMark Financial Holdings, Inc.	(4) (7)	Term loan, first lien senior secured	348,246	5/4/2026	9/5/2031	S + 225 bps	6.32%	348,246	345,951	0.3%
Cetera Financial Group, Inc.	(4) (7)	Term loan, first lien senior secured	497,494	11/20/2025	8/9/2030	S + 300 bps	6.90%	497,080	494,280	0.4%
Citadel Securities	(4) (7)	Term loan, first lien senior secured	249,375	6/5/2026	10/31/2033	S + 200 bps	6.07%	249,158	249,936	0.2%
Creative Planning LLC	(4) (7)	Term loan, first lien senior secured	198,985	6/30/2026	5/17/2031	S + 200 bps	5.90%	198,621	198,554	0.2%
Janus Henderson	(4) (7)	Term loan, first lien senior secured	250,000	6/24/2026	3/25/2033	S + 275 bps	6.82%	250,303	250,834	0.2%
Kestra Financial	(4) (7) (10)	Term loan, first lien senior secured	199,500	9/18/2026	3/22/2031	N/A	N/A	199,251	197,856	0.2%
Osaic Holdings, Inc. fka Advisor Group	(4) (7)	Term loan, first lien senior secured	820,644	1/12/2026	8/2/2032	S + 250 bps	6.57%	822,381	814,210	0.7%
Victory Capital Operating, LLC	(4) (7) (9)	Term loan, first lien senior secured	294,986	5/11/2026	9/11/2032	S + 175 bps	5.82%	295,686	291,359	0.3%
Chemicals
Nouryon (fka AkzoNobel)	(4) (6) (7) (9)	Term loan, first lien senior secured	157,000	6/23/2026	6/23/2031	S + 350 bps	7.29%	156,249	157,663	0.1%
Commercial Services & Supplies
Pitney Bowes Inc	(4) (7) (9)	Term loan, first lien senior secured	289,256	9/29/2026	3/19/2032	S + 300 bps	7.08%	289,555	289,871	0.3%
Consumer Staples Distribution & Retail
Golden State Foods	(4) (7)	Term loan, first lien senior secured	249,373	1/22/2026	12/4/2031	S + 350 bps	7.57%	250,500	249,471	0.2%
PANTHERx	(4) (7) (10)	Term loan, first lien senior secured	72,000	9/24/2026	9/24/2033	N/A	N/A	71,820	72,090	0.1%
Diversified Consumer Services
Culligan (aka AI Aqua Merger)	(4) (7) (9)	Term loan, first lien senior secured	350,000	6/25/2026	6/25/2033	S + 250 bps	6.21%	349,842	349,960	0.3%
KinderCare (KUEHG Corp.)	(4) (7) (9)	Term loan, first lien senior secured	399,113	7/1/2025	6/12/2030	S + 275 bps	6.82%	399,334	367,088	0.3%
Medforth Global Healthcare Education (fka St. George's)	(4) (7)	Term loan, first lien senior secured	1,434,151	3/12/2025	2/10/2029	S + 275 bps	6.65%	1,431,241	1,430,752	1.3%
Prime Security Services Borrower, LLC	(4) (7) (9)	Term loan, first lien senior secured	695,916	3/24/2026	10/13/2030	S + 200 bps	5.74%	695,438	695,133	0.6%
Diversified Telecommunication Services
Acquisitions Cogeco Cable II L.P. (Atlantic Broadband (Penn) Holdings, Inc.)	(4) (7)	Term loan, first lien senior secured	817,668	7/22/2025	9/1/2028	S + 250 bps	6.52%	816,389	744,593	0.7%
SubCom	(4) (7)	Term loan, first lien senior secured	498,750	2/5/2026	1/30/2031	S + 300 bps	6.90%	501,285	501,244	0.4%
Entertainment
Creative Artists	(4) (7)	Term loan, first lien senior secured	844,644	7/22/2025	10/1/2031	S + 250 bps	6.40%	847,212	847,284	0.8%
Electronic Arts	(4) (7)	Term loan, first lien senior secured	400,000	5/27/2026	3/24/2033	S + 350 bps	7.25%	401,483	403,600	0.4%
Nielsen Finance LLC (VNU, Inc.)	(4) (7)	Term loan, first lien senior secured	200,000	3/20/2026	1/28/2033	S + 500 bps	8.86%	192,006	199,322	0.2%

See accompanying notes to the consolidated financial statements

Investments	Footnotes	Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (1)	Current interest rate (2)	Cost (3)	Fair Value	Percentage of Net Assets
Paramount Global	(4) (7) (9) (10)	Term loan, first lien senior secured	54,000	9/30/2026	9/30/2033	N/A	N/A	53,865	53,916	0.0%
Warner Bros. Discovery, Inc.	(4) (7) (9)	Term loan, first lien senior secured	833,654	5/27/2026	5/27/2033	S + 250 bps	6.40%	834,356	833,991	0.7%
WME/IMG Worldwide	(4) (7)	Term loan, first lien senior secured	698,232	2/4/2025	3/24/2032	S + 275 bps	6.65%	699,320	701,462	0.6%
Financial Services
Hudson River Trading	(4) (7)	Term loan, first lien senior secured	349,121	1/21/2026	3/18/2030	S + 250 bps	6.40%	349,838	348,744	0.3%
MedRisk	(4) (7)	Term loan, first lien senior secured	153,615	6/10/2026	6/10/2033	S + 325 bps	7.15%	152,142	153,984	0.1%
Shift4 Payments LLC / Shift4 Payments Finance Sub Inc	(4) (7) (9)	Term loan, first lien senior secured	174,561	7/14/2026	6/30/2032	S + 200 bps	6.07%	174,477	174,234	0.2%
Trans Union LLC	(4) (7) (9)	Term loan, first lien senior secured	199,492	9/15/2026	6/24/2031	S + 175 bps	5.65%	199,373	199,266	0.2%
Food Products
Actus Nutrition (fka Milk Specialties)	(4) (7)	Term loan, first lien senior secured	995,006	8/11/2026	7/9/2032	S + 350 bps	7.26%	997,092	1,002,474	0.9%
Utz	(4) (7) (9)	Term loan, first lien senior secured	350,000	7/22/2026	1/29/2032	S + 250 bps	6.26%	350,642	350,700	0.3%
Ground Transportation
First Student & First Transit	(4) (7)	Term loan, first lien senior secured	379,446	4/28/2026	8/15/2030	S + 225 bps	6.32%	379,900	379,550	0.3%
Health Care Equipment & Supplies
Greatbatch, Inc.	(4) (7) (10)	Term loan, first lien senior secured	83,000	9/11/2026	9/11/2033	N/A	N/A	83,000	82,991	0.1%
Grifols Inc.	(4) (7) (9)	Term loan, first lien senior secured	249,373	7/16/2026	4/1/2033	S + 250 bps	6.19%	249,986	249,784	0.2%
Health Care Providers & Services
Athenahealth	(4) (7)	Term loan, first lien senior secured	249,375	6/1/2026	2/17/2032	S + 325 bps	7.15%	248,781	249,375	0.2%
Aveanna Healthcare	(4) (7) (9)	Term loan, first lien senior secured	248,750	5/26/2026	9/17/2032	S + 300 bps	6.90%	249,038	249,668	0.2%
BrightSpring Health (fka Pharmerica)	(4) (7) (9)	Term loan, first lien senior secured	249,375	8/3/2026	2/21/2031	S + 200 bps	5.90%	249,679	249,521	0.2%
CHG Buyer Corporation	(4) (7)	Term loan, first lien senior secured	398,000	5/7/2026	9/29/2031	S + 300 bps	6.90%	398,928	397,427	0.4%
Gentiva Health (fka Kindred at Home aka KAH Hospice Company)	(4) (7)	Term loan, first lien senior secured	108,000	6/17/2026	6/17/2031	S + 450 bps	8.27%	106,975	108,372	0.1%
Heartland Dental Care, LLC	(4) (7)	Term loan, first lien senior secured	299,250	9/16/2026	8/25/2032	S + 300 bps	6.82%	299,623	299,005	0.3%
Lifepoint Hospitals, Inc. (aka Lakers Holding Corp.)	(4) (7)	Term loan, first lien senior secured	448,858	2/4/2025	5/17/2031	S + 375 bps	7.50%	448,219	430,883	0.4%
McKesson Medical-Surgical (fka Medical Surgical Solutions)	(4) (7) (9)	Term loan, first lien senior secured	120,000	6/3/2026	6/4/2032	S + 225 bps	6.32%	119,427	120,412	0.1%
Southern Veterinary Partners, LLC	(4) (7)	Term loan, first lien senior secured	744,984	7/7/2025	12/11/2031	S + 250 bps	6.40%	746,226	744,984	0.7%
Health Care Technology
Waystar	(4) (7) (9)	Term loan, first lien senior secured	397,940	5/27/2026	10/22/2029	S + 200 bps	5.90%	397,940	397,940	0.4%
Zelis Healthcare Corporation	(4) (7)	Term loan, first lien senior secured	698,223	2/4/2025	11/26/2031	S + 325 bps	7.15%	700,926	695,808	0.6%
Hotels, Restaurants & Leisure
AGS LLC	(4) (7)	Term loan, first lien senior secured	497,487	7/7/2025	6/14/2032	S + 475 bps	8.82%	493,204	494,751	0.4%
Ignite	(4) (7)	Term loan, first lien senior secured	794,000	1/2/2026	7/1/2032	S + 425 bps	8.32%	793,841	795,997	0.7%
Life Time Fitness	(4) (7) (9)	Term loan, first lien senior secured	200,000	8/19/2026	11/5/2031	S + 175 bps	5.51%	200,000	199,709	0.2%
Insurance
Alliant Holdings I, Inc.	(4) (7)	Term loan, first lien senior secured	746,222	5/14/2026	9/19/2031	S + 250 bps	6.40%	746,292	742,278	0.7%
AMWINS Group, Inc.	(4) (7)	Term loan, first lien senior secured	982,450	1/14/2026	1/23/2032	S + 200 bps	6.07%	984,467	970,897	0.9%
Amynta Holdings LLC (fka FeeCo)	(4) (7) (10)	Term loan, first lien senior secured	249,373	9/23/2026	12/29/2031	N/A	N/A	249,249	249,079	0.2%
Asurion, LLC (fka Asurion Corporation)	(4) (7)	Term loan, first lien senior secured	227,453	7/3/2025	8/19/2028	S + 400 bps	7.92%	226,254	227,425	0.2%
Asurion, LLC (fka Asurion Corporation)	(4) (7)	Term loan, first lien senior secured	199,495	7/10/2025	9/19/2030	S + 425 bps	8.07%	194,436	194,757	0.2%
BroadStreet Partners	(4) (7)	Term loan, first lien senior secured	1,147,406	3/12/2025	6/14/2031	S + 250 bps	6.40%	1,150,892	1,126,076	1.0%
HUB International Limited	(4) (7) (10)	Term loan, first lien senior secured	249,257	9/30/2026	6/20/2030	N/A	N/A	249,257	249,435	0.2%
IMA Financial Group, Inc.	(4) (7) (10)	Term loan, first lien senior secured	200,000	8/12/2026	8/12/2033	N/A	N/A	199,709	200,486	0.2%
USI Inc. (Compass Investors)	(4) (7) (9)	Term loan, first lien senior secured	249,364	8/19/2026	11/29/2029	S + 225 bps	6.32%	249,364	249,550	0.2%
IT Services
Ahead Data Blue	(4) (7)	Term loan, first lien senior secured	248,739	6/9/2026	2/1/2031	S + 275 bps	6.82%	246,406	248,311	0.2%
Presidio	(4) (7)	Term loan, first lien senior secured	748,111	7/2/2025	6/27/2031	S + 300 bps	6.79%	749,519	747,796	0.7%
Life Sciences Tools & Services
Phoenix Newco, Inc. (fka Parexel International)	(4) (7)	Term loan, first lien senior secured	447,622	3/19/2026	12/9/2031	S + 250 bps	6.40%	447,833	448,381	0.4%
Syneos Health, Inc. (FKA INC Research, LLC)	(4) (7)	Term loan, first lien senior secured	350,000	7/3/2025	9/27/2030	S + 350 bps	7.57%	347,646	351,991	0.3%
Media
Cengage Learning Acquisitions, Inc. (Thomson Learning)	(4) (7)	Term loan, first lien senior secured	249,373	1/22/2026	3/24/2031	S + 300 bps	6.90%	249,933	248,534	0.2%
Univision Communications Inc.	(4) (7)	Term loan, first lien senior secured	248,728	5/6/2026	1/31/2029	S + 350 bps	7.52%	248,180	247,718	0.2%
See accompanying notes to the consolidated financial statements

Investments	Footnotes	Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (1)	Current interest rate (2)	Cost (3)	Fair Value	Percentage of Net Assets
Passenger Airlines
AAdvantage Loyalty IP Ltd.	(4) (7) (9)	Term loan, first lien senior secured	398,990	4/28/2026	4/20/2028	S + 225 bps	5.98%	397,752	399,132	0.4%
American Airlines, Inc.	(4) (7) (9)	Term loan, first lien senior secured	250,000	6/24/2026	5/20/2033	S + 300 bps	6.76%	246,672	248,691	0.2%
AS Mileage Plan IP Ltd.	(4) (7) (9)	Term loan, first lien senior secured	249,375	5/11/2026	5/6/2033	S + 200 bps	5.73%	249,673	248,284	0.2%
Pharmaceuticals
Amneal Pharmaceuticals LLC	(4) (7) (9)	Term loan, first lien senior secured	348,248	8/3/2026	8/2/2032	S + 250 bps	6.40%	350,601	350,207	0.3%
Professional Services
AmSpec	(4) (7)	Term loan, first lien senior secured	297,747	6/30/2026	12/22/2031	S + 300 bps	7.07%	297,747	298,863	0.3%
Citrin Cooperman	(4) (7)	Term loan, first lien senior secured	286,259	2/6/2026	3/8/2032	S + 300 bps	7.07%	279,819	283,166	0.3%
Clarivate Analytics (fka Intellectual Property & Science)	(4) (7) (9)	Term loan, first lien senior secured	1,500,000	2/4/2025	1/31/2031	S + 275 bps	6.65%	1,501,417	1,437,053	1.3%
EisnerAmper LLP	(4) (7)	Term loan, first lien senior secured	422,875	4/21/2026	2/28/2031	S + 400 bps	7.90%	411,809	422,682	0.4%
Grant Thornton Advisors LLC	(4) (7)	Term loan, first lien senior secured	347,362	3/11/2025	6/2/2031	S + 275 bps	6.65%	347,326	334,574	0.3%
Software
Avalara Inc.	(4) (7)	Term loan, first lien senior secured	248,120	1/26/2026	3/19/2032	S + 250 bps	6.57%	248,120	243,190	0.2%
BMC Software Inc.	(4) (7)	Term loan, first lien senior secured	498,734	2/6/2025	7/30/2031	S + 275 bps	6.51%	488,684	472,384	0.4%
Cloud Software Group, Inc. (aka Citrix fka TIBCO Software)	(4) (7)	Term loan, first lien senior secured	435,769	8/29/2025	3/21/2031	S + 325 bps	7.32%	435,517	414,587	0.4%
Genesys Telecom Holdings	(4) (7)	Term loan, first lien senior secured	199,494	2/5/2025	1/23/2032	S + 225 bps	6.15%	193,393	195,628	0.2%
McAfee	(4) (7)	Term loan, first lien senior secured	310,719	2/7/2025	3/1/2029	S + 300 bps	6.90%	308,671	285,007	0.3%
SS&C Technologies Inc	(4) (7) (9)	Term loan, first lien senior secured	388,089	4/28/2026	5/9/2031	S + 200 bps	5.90%	388,089	388,756	0.3%
UKG Inc. (fka Ultimate Software)	(4) (7)	Term loan, first lien senior secured	1,243,719	1/13/2026	2/10/2031	S + 225 bps	6.07%	1,218,384	1,208,677	1.1%
Specialty Retail
Harbor Freight Tools USA, Inc. / Central Purchasing, LLC	(4) (7)	Term loan, first lien senior secured	224,333	9/16/2026	6/11/2031	S + 200 bps	5.90%	224,061	223,808	0.2%
MyEyeDr	(4) (7)	Term loan, first lien senior secured	199,497	12/31/2025	4/15/2031	S + 300 bps	6.90%	200,528	199,402	0.2%
Textiles, Apparel & Luxury Goods
Authentic Brands	(4) (7) (10)	Term loan, first lien senior secured	133,000	9/22/2026	9/22/2033	N/A	N/A	132,003	132,231	0.1%
Varsity Brands (aka Hercules Achievement, Inc.)	(4) (7)	Term loan, first lien senior secured	200,000	7/23/2026	8/26/2031	S + 275 bps	6.82%	200,124	200,104	0.2%
Trading Companies & Distributors
QXO Building Products, Inc (fka Beacon Roofing Supply, Inc).	(4) (7) (9)	Term loan, first lien senior secured	200,000	7/1/2026	5/28/2032	S + 200 bps	5.90%	200,000	198,608	0.2%

Total Non-controlled/non-affiliated Broadly Syndicated Loans								37,338,831	37,052,202	33.1%

Non-controlled/non-affiliated Unfunded Commitments:
Aerospace & Defense
SV-Aero Holdings, LLC		Delayed draw, first lien senior secured	-	2/4/2025	11/1/2030	Fixed	1.00%	-	-	-%
Chemicals
Deerpoint Group, LLC	(8)	Delayed draw, first lien senior secured	-	2/6/2026	8/15/2030	Fixed	1.00%	(3,922)	(3,922)	(0.0%)
Construction & Engineering
Steffl Drilling & Pump, LLC	(8)	Revolver, first lien senior secured	-	4/13/2026	3/17/2031	Fixed	0.50%	(12,002)	(12,002)	(0.0%)
Steffl Drilling & Pump, LLC	(8)	Delayed draw, first lien senior secured	-	4/13/2026	3/17/2031	Fixed	1.00%	(6,430)	(6,430)	(0.0%)
Containers & Packaging
Outlook Group, LLC	(8)	Revolver, first lien senior secured	-	2/4/2025	11/26/2029	Fixed	0.50%	(8,650)	(8,650)	(0.0%)
Food Products
Abbiamo Pasta Company LLC	(8)	Revolver, first lien senior secured	-	2/10/2025	2/10/2030	Fixed	0.50%	(10,163)	(10,163)	(0.0%)
Western Smokehouse Partners, LLC	(8)	Revolver, first lien senior secured	-	3/31/2025	3/31/2029	Fixed	0.50%	(10,741)	(10,741)	(0.0%)
Health Care Providers & Services
Align ENTA MSO Holdings, LLC	(8)	Revolver, first lien senior secured	-	4/13/2026	3/25/2032	Fixed	0.50%	(2,342)	(2,342)	(0.0%)
Align ENTA MSO Holdings, LLC	(8)	Delayed draw, first lien senior secured	-	4/13/2026	3/25/2032	Fixed	1.00%	(4,684)	(4,684)	(0.0%)
NS and Associates LLC	(8)	Revolver, first lien senior secured	-	8/6/2025	8/6/2030	Fixed	0.50%	(9,469)	(9,469)	(0.0%)
Prime Providers Holdings, LLC	(8)	Revolver, first lien senior secured	-	2/5/2026	11/21/2028	Fixed	1.00%	(4,891)	(4,891)	(0.0%)
IT Services

See accompanying notes to the consolidated financial statements

Investments	Footnotes	Type	Principal/ Shares	Acquisition date	Maturity date	Current election plus spread (1)	Current interest rate (2)	Cost (3)	Fair Value	Percentage of Net Assets
Summit Hosting LLC	(8)	Delayed draw, first lien senior secured	-	2/5/2026	3/1/2030	Fixed	1.00%	(9,177)	(9,177)	(0.0%)
Personal Care Products
Bradford Soap International, Inc.		Delayed draw, first lien senior secured	-	2/5/2026	8/28/2031	Fixed	1.00%	-	-	-%
DWS Buyer LLC	(8)	Delayed draw, first lien senior secured	-	7/29/2025	7/29/2031	Fixed	1.00%	(18,868)	(18,868)	(0.0%)
Trading Companies & Distributors
BLP Buyer, Inc.	(8)	Revolver, first lien senior secured	-	4/28/2025	12/24/2029	Fixed	0.50%	(6,765)	(6,765)	(0.0%)

Total Non-controlled/non-affiliated Unfunded Commitments								(108,104)	(108,104)	(0.1%)

Non-controlled/non-affiliated Equity Investments:
Food Products
Pasta Holdings LLC		Equity, Common	630	2/10/2025	629,674	924,311	0.8%

Total Non-controlled/non-affiliated Equity Investments					629,674	924,311	0.8%

Grand Total	(13) (14) (15) (16)				$300,275,659	$297,487,880	265.5%

(1)
Loans may bear interest at a rate that is determined by reference to SOFR (“S”) or Prime (“P”) and which resets periodically. Loans may also be subject to a SOFR or Prime interest rate floor. As of September 30, 2026, the reference rates for the floating rate loans were 1 month SOFR of 3.91%, 3 month SOFR of 4.08%, Prime of 7.00%.
(2)
Interest rate, including fee on unfunded commitments, in effect as of September 30, 2026.
(3)
Cost of investments is net of capitalized and unamortized transaction fees and includes capitalized payment-in-kind (“PIK”) interest.
(4)
All or a portion of the loan is held by a special purpose vehicle, wholly-owned by the Fund, created specifically to borrow from and hold collateral for the Fund's warehouse lines of credit.
(5)
Portfolio Company is a foreign entity domiciled in Canada.
(6)
Portfolio Company is a foreign entity domiciled in the Netherlands.
(7)
Security is a Level 2 security within the Fund's fair value hierarchy as included in Note (4).
(8)
The negative fair value is the result of the capitalized discount on the loan and/or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan See Note (13).
(9)
The Fund has determined the indicated investments are non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets.
(10)
Unsettled trade as of September 30, 2026. Interest rate details are reflected as “N/A” until settlement.
(11)
Investment placed on non-accrual status effective September 30, 2026.
(12)
Investment is pledged as collateral under a secured borrowing arrangement. See Note (11).
(13)
Unless otherwise indicated, all securities are a Level 3 security within the Fund’s fair value hierarchy as included in Note (4).
(14)
All securities are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(15)
All the Fund’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, unless otherwise noted. All the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. All securities are denominated in U.S. dollars, unless otherwise stated.
(16)
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

On March 18, 2026, the Fund received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits the Fund to offer multiple classes of Shares (the “Multi-Class Order”). As of September 30, 2026, there were 4,521,902 Class I shares outstanding and no Class Y shares outstanding.

CIFC Private Credit Management LLC, a Delaware limited liability company, (the “Adviser” or “Management Company”) serves as the investment adviser to the Fund pursuant to an investment advisory agreement with the Adviser. The Adviser is a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended. The General Partner of the Private Fund and the Adviser are affiliated entities under common control.

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

As of September 30, 2026, the Fund's only consolidated subsidiary was CIFC Direct Lending Evergreen Fund SB SPV, LLC (“SB SPV”). All intercompany balances and transactions have been eliminated in consolidation.

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

As part of this valuation process, there may be instances in which the fair value of an investment prepared by the third-party valuation firms does not align with the Adviser’s internally prepared valuations. In such cases, the Adviser will document the factors driving the difference between the results of the third-party valuation firms and its own internal valuation analysis and discuss both valuation analyses with the Valuation Committee. Once the Valuation Committee has considered and evaluated both valuation outcomes, the Valuation Committee will conclude upon the fair value application in accordance with ASC 820 in light of the relevant facts and circumstances as of the measurement date. The Adviser will either conclude to maintain use of the third-party valuation firm’s midpoint as the final fair value, or to utilize its own internal valuation as the final fair value. Notwithstanding the foregoing, the Adviser may not require third-party valuations for investments under certain circumstances which may include but not be limited to new investments originated or partially sold or syndicated in an arms-length transaction to another lending party in the current quarter and investments subject to certain thresholds which may include investment size, materiality and/or other criteria, and in other conditions as reasonably determined by the Valuation Committee. Use of the Adviser’s own internal valuation as the final fair value will require unanimous Valuation Committee approval and will be documented accordingly. The exercise of any discretion in valuation by the Adviser may give rise to conflicts of interest, including in connection with determining any write-ups or write-downs of Fund interests, the amount and timing of distributions of Incentive Fees and the calculation of management fees.

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

(e)
Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Fund has determined that it has one operating segment: Investment Activity. The Investment Activity segment generates revenue primarily in the form of interest income from the investments it holds. In addition, the Fund may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.

The Fund's chief operating decision maker ("CODM") consists of the Fund’s Chief Executive Officer, Chief Investment Officer and the Chief Financial Officer. The CODM assesses the performance of, and makes operating decisions for, the Fund primarily based on the Fund's net increase in net assets resulting from operations, which it evaluates together with net investment income and net asset value per share. The CODM uses these measures in implementing investment policy decisions, managing the Fund’s portfolio, evaluating the Fund’s distribution policy and assessing the performance of the Fund.

The accounting policies of the Investment Activity segment are the same as those described in the summary of significant accounting policies. As the Fund's operations comprise a single reportable segment, segment assets are reflected on the accompanying Statement of Assets and Liabilities as total assets, and significant segment expenses are reflected on the accompanying Statement of Operations.

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

The following table presents amounts included in Cash and cash equivalents (including restricted cash) as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)	December 31, 2025
Cash and cash equivalents	$1,048,944	$1,734,903
Restricted cash	4,690,887	2,443,886
Total cash and cash equivalents (including restricted cash)	$5,739,831	$4,178,789

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

To qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its Shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. As of September 30, 2026, the Fund did not record a net expense on the Consolidated Statements of Operations for U.S. federal excise tax.

The Fund accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Fund did not record any uncertain income tax positions for the period ending September 30, 2026.

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

Loan origination fees, original issue discount and market discounts or premiums are recorded as adjustments to the cost basis of the related investment and are accreted or amortized into interest income over the contractual life of the investment using the effective interest method. Upon the prepayment of all or a portion of a loan, the related unamortized discount or premium is recognized in interest income; unamortized amounts on investments that are sold are included in the amortized cost basis used to determine realized gains and losses. During the three and nine months ended September 30, 2026, net accretion of discount and amortization of premium of $325,852 and $1,050,087, respectively, is included in Interest income on the Consolidated Statements of Operations. During the three months ended September 30, 2025, and the period from February 4, 2025 (commencement of operations) to September 30, 2025, accretion of $284,026 and $538,558, respectively, is included in Interest income on the Consolidated Statements of Operations. The Fund, from time to time, may also receive amendment fees, account maintenance fees, servicing fees, loan administration fees, waiver fees, and other similar fees, which are recognized as income when earned in accordance with U.S. GAAP.

Payment-in-kind (“PIK”) interest is accrued on certain loans, in accordance with the terms of such loans, as additional principal. PIK is generally due upon maturity of the loan and therefore could be uncollectible in the event the borrower is unable to repay all or a portion of the loan. To maintain its ability to take a dividend paid deduction, the Fund may need to pay out PIK non-cash income amounts in the form of distributions, even though the Fund has not yet collected the cash. During the three and nine months ended September 30, 2026, PIK income of $156,973 and $332,733, respectively, is included in Paid-in-kind interest income on the Consolidated Statements of Operations. During the three months ended September 30, 2025, and the period from February 4, 2025 (commencement of operations) to September 30, 2025, PIK income of $0 and $0, respectively, is included in Paid-in-kind interest income on the Consolidated Statements of Operations.

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

Loans and other investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued, uncapitalized interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management's judgment or contractual agreement. Non-accrual investments are restored to accrual status when past due principal and interest are paid and/or in management's judgment, are likely to be collectible. The cost of non-accrual investments is written down when the Adviser believes that there is a reasonable probability that such investments will not be recovered. As of September 30, 2026, the Fund had one investment on non-accrual status, Capital Construction, LLC, a first lien debt investment. The investment had an amortized cost of $2,140,406 and a fair value of $1,381,788 as of September 30, 2026. Interest income on this investment is no longer accrued and is recognized only to the extent cash payments are received and collection is considered probable.

(i)
Gains and Losses

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the Consolidated Statements of Operations. Changes in the fair value of investments from the prior period, as determined by the Adviser in its capacity as valuation designee, in accordance with the Adviser’s valuation policy and subject to the oversight of the Board, are included within net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations.

(j)
Expenses

Expenses consist of management fees, operating expenses and other expenses incurred by the Fund in accordance with the terms of the Fund’s private placement memorandum. Expenses are accrued when incurred.

On January 10, 2025, the Fund entered into an Administration Agreement (the “Administration Agreement”) with the CIFC Private Credit Management LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Administrator will also perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our Shareholders and reports filed with the SEC. Some of these functions have been outsourced to a third-party sub-administrator. On January 10, 2025, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with CITCO Fund Services (USA) Inc. On January 16, 2026, the Administrator entered into a services agreement (the “Transfer Agent Agreement”) with CITCO Retail Alternative Fund Services (USA) Inc. The sub-administrator will receive compensation for its sub-administrative and transfer agency services. During the three and nine months ended September 30, 2026, sub-administration costs of $63,000 and $164,250, respectively, are included in Administrative costs on the Consolidated Statements of Operations. During the three months ended September 30, 2025, and the period from February 4, 2025 (commencement of operations) to September 30, 2025, sub-administration costs of $48,000 and $144,000, respectively, is included in Administrative costs on the Consolidated Statements of Operations.

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

In December 2025, the FASB issued Accounting Standards Update 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). The amendments in ASU 2025‑11 are intended to improve the navigability of the interim reporting guidance in Topic 270, clarify the applicability of interim reporting requirements and provide additional guidance regarding interim disclosures. The amendments also introduce a disclosure principle requiring entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025‑11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2025‑11 on its consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025‑12, Codification Improvements (“ASU 2025‑12”). The amendments in ASU 2025‑12 make technical corrections, clarifications and other incremental improvements to various topics within the FASB Accounting Standards Codification. The amendments are not expected to have a significant effect on current accounting practice for most entities. The amendments in ASU 2025‑12 are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2025‑12 on its consolidated financial statements.

(3)
Investments

The following table shows the composition of the Fund’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)
Type	Cost		Fair Value
First lien senior secured loans	$288,110,199	96.0%	$284,993,080	95.8%
Split-lien senior secured loans	11,535,786	3.8%	11,570,489	3.9%
Equity	629,674	0.2%	924,311	0.3%
Total	$300,275,659	100.0%	$297,487,880	100.0%

	December 31, 2025
Type	Cost		Fair Value
First lien senior secured loans	$271,869,522	95.8%	$269,577,675	96.1%
Split-lien senior secured loans	11,350,519	4.0%	10,324,884	3.7%
Equity	642,004	0.2%	546,720	0.2%
Total	$283,862,045	100.0%	$280,449,279	100.0%

The following table shows the composition of the Fund’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2026 (Unaudited)
Industry	Cost		Fair Value
Aerospace & Defense	$21,449,487	7.1%	$21,619,454	7.3%
Automobile Components	1,565,013	0.5%	1,574,181	0.5%
Capital Markets	2,860,726	1.0%	2,842,980	1.0%
Chemicals	1,708,381	0.6%	1,690,447	0.6%
Commercial Services & Supplies	7,330,918	2.4%	7,256,903	2.4%
Construction & Engineering	65,934,533	22.0%	65,792,059	22.1%
Consumer Staples Distribution & Retail	322,320	0.1%	321,561	0.1%
Containers & Packaging	3,211,793	1.1%	3,176,399	1.1%
Diversified Consumer Services	5,383,432	1.8%	4,591,924	1.5%
Diversified Telecommunication Services	1,317,674	0.4%	1,245,837	0.4%
Entertainment	3,028,242	1.0%	3,039,575	1.0%
Financial Services	875,830	0.3%	876,228	0.3%
Food Products	23,253,450	7.7%	23,871,238	8.0%
Ground Transportation	379,900	0.1%	379,550	0.1%
Health Care Equipment & Supplies	332,986	0.1%	332,775	0.1%
Health Care Providers & Services	52,285,506	17.4%	51,154,144	17.2%
Health Care Technology	1,098,866	0.4%	1,093,748	0.4%
Hotels, Restaurants & Leisure	1,487,045	0.5%	1,490,457	0.5%
Household Durables	17,451,914	5.8%	17,328,290	5.8%
Insurance	4,249,920	1.4%	4,209,983	1.4%
IT Services	11,712,619	3.9%	10,228,559	3.4%
Life Sciences Tools & Services	795,479	0.3%	800,372	0.3%
Machinery	12,260,998	4.1%	12,299,427	4.1%
Media	7,646,796	2.5%	7,573,406	2.5%
Passenger Airlines	894,097	0.3%	896,107	0.3%
Personal Care Products	11,154,796	3.7%	11,178,931	3.8%
Pharmaceuticals	350,601	0.1%	350,207	0.1%
Professional Services	10,073,299	3.4%	9,964,866	3.3%
Software	25,231,190	8.4%	25,615,523	8.6%
Specialty Retail	424,589	0.1%	423,210	0.1%
Textiles, Apparel & Luxury Goods	332,127	0.1%	332,335	0.1%
Trading Companies & Distributors	3,871,132	1.3%	3,937,204	1.3%
Total	$300,275,659	100.0%	$297,487,880	100.0%

	December 31, 2025
Industry	Cost		Fair Value
Aerospace & Defense	$13,284,918	4.7%	$13,211,975	4.6%
Automobile Components	2,334,762	0.8%	2,339,191	0.8%
Beverages	498,741	0.2%	500,738	0.2%
Capital Markets	2,052,200	0.7%	2,059,421	0.7%
Commercial Services & Supplies	5,301,343	1.9%	5,211,865	1.9%
Construction & Engineering	67,193,045	23.7%	66,615,800	23.8%
Containers & Packaging	2,789,444	1.0%	2,741,593	1.0%
Diversified Consumer Services	5,653,473	2.0%	5,527,681	2.0%
Diversified Telecommunication Services	2,091,894	0.7%	2,043,770	0.7%
Entertainment	3,500,890	1.2%	3,511,689	1.3%
Financial Services	512,772	0.2%	505,200	0.2%
Food Products	27,464,251	9.7%	27,488,201	9.8%
Health Care Providers & Services	46,755,183	16.5%	46,622,470	16.6%
Health Care Technology	1,988,790	0.7%	1,967,625	0.7%
Hotels, Restaurants & Leisure	1,987,428	0.7%	1,984,674	0.7%
Household Durables	12,023,610	4.2%	12,034,261	4.3%
Industrial Conglomerates	746,887	0.3%	751,202	0.3%
Insurance	4,973,143	1.8%	4,992,584	1.8%
IT Services	13,515,696	4.8%	10,989,784	3.9%
Life Sciences Tools & Services	986,991	0.3%	997,230	0.4%
Machinery	9,508,308	3.3%	9,642,721	3.4%
Media	8,577,823	3.0%	8,539,895	3.0%
Personal Care Products	9,329,664	3.3%	9,331,871	3.3%
Professional Services	8,892,908	3.1%	8,848,999	3.2%
Software	25,955,635	9.1%	26,051,511	9.3%
Textiles, Apparel & Luxury Goods	1,973,905	0.7%	1,982,910	0.7%
Trading Companies & Distributors	3,968,341	1.4%	3,954,418	1.4%
Total	$283,862,045	100.0%	$280,449,279	100.0%

(4)
Fair Value Measurements

The Fund’s consolidated investments measured at fair value within the fair value hierarchy as of September 30, 2026 (Unaudited) and December 31, 2025, were as follows:

September 30, 2026 (Unaudited)

Investments, at fair value	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$-	$45,330,234	$239,662,846	$284,993,080
Split-lien senior secured loans	-	-	11,570,489	11,570,489
Equity	-	-	924,311	924,311
Total investments, at fair value	$-	$45,330,234	$252,157,646	$297,487,880

December 31, 2025

Investments, at fair value	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$-	$38,296,740	$231,280,935	$269,577,675
Split-lien senior secured loans	-	-	10,324,884	10,324,884
Equity	-	-	546,720	546,720
Total investments, at fair value	$-	$38,296,740	$242,152,539	$280,449,279

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from February 4, 2025 (commencement of operations) to September 30, 2025:

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of June 30, 2026	$241,262,164	$11,223,289	$900,598
Net realized gain on investments	66,890	-	-
Net change in unrealized gain (loss) on investments	(1,187,913)	128,942	23,713
Net accretion on discount of investments	299,265	12,670	-
Purchase of investments and other adjustments to cost	8,483,830	234,651	-
Proceeds from sales of investments	(5,000,000)	-	-
Proceeds from principal repayments	(4,261,390)	(29,063)	-
Transfer/Restructuring of Investments	-	-	-
Balance as of September 30, 2026	$239,662,846	$11,570,489	$924,311

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of December 31, 2025	$231,280,935	$10,324,884	$546,720
Net realized gain on investments	226,493	-	-
Net change in unrealized gain (loss) on investments	(733,521)	1,060,338	389,921
Net accretion on discount of investments	994,615	37,805	-
Purchase of investments and other adjustments to cost	67,691,144	234,651	-
Proceeds from sales of investments	(29,299,733)	-	(12,330)
Proceeds from principal repayments	(22,219,055)	(87,189)	-
Transfer/Restructuring of Investments	(8,278,032)	-	-
Balance as of September 30, 2026	$239,662,846	$11,570,489	$924,311

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of June 30, 2025	$178,594,929	$11,366,136	$544,759
Net realized gain on investments	-	-	-
Net change in unrealized gain (loss) on investments	318,368	16,431	(3,009)
Net accretion on discount of investments	259,289	12,926	-
Purchase of investments and other adjustments to cost	53,649,110	-	3,000
Proceeds from sales of investments	-	-	-
Proceeds from principal repayments	(12,019,152)	(29,063)	-
Transfer/Restructuring of Investments	-	-	-
Balance as of September 30, 2025	$220,802,544	$11,366,430	$544,750

	First lien senior secured loans	Split-lien senior secured loans	Equity
Balance as of February 4, 2025 (commencement of operations)	$-	$-	$-
Net realized gain on investments	-	-	-
Net change in unrealized gain (loss) on investments	831,316	(288)	(93,255)
Net accretion on discount of investments	496,757	30,592	-
Purchase of investments and other adjustments to cost	237,012,753	11,419,328	638,005
Proceeds from sales of investments	(2,258,708)	-	-
Proceeds from principal repayments	(15,279,574)	(83,202)	-
Transfer/Restructuring of Investments	-	-	-
Balance as of September 30, 2025	$220,802,544	$11,366,430	$544,750

Changes in valuation techniques or available market data may result in transfers into or out of an assigned level within the disclosure hierarchy. Transfers between levels of the fair value hierarchy are recognized as of the end of the reporting period in which the transfer occurs.

The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Fund for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from February 4, 2025 (commencement of operations) to September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
First lien senior secured loans	$(1,187,914)	$319,426	$(1,767,352)	$831,316
Split-lien senior secured loans	128,943	16,431	1,060,339	(288)
Equity	23,714	(680)	381,318	(87,103)
Total Investments	$(1,035,257)	$335,177	$(325,695)	$743,925

The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of September 30, 2026 and December 31, 2025.

September 30, 2026 (Unaudited)
Security Type	Fair Value	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average1)
First lien senior secured loans	$197,817,669	Income Approach	Required Yield	8.96% to 18.60% (11.62%)
	1,748,991	Market Approach	Revenue Multiple	1.10x to 1.30x (1.20x)
	22,488,938	Transaction Value	Transaction Price	N/A
	17,607,249	Independent Pricing Source	N/A [2]	N/A [2]
Split-lien senior secured loans	11,570,489	Income Approach	Required Yield	13.60% to 14.60% (14.10%)
Equity	924,311	Market Approach	EBITDA Multiple	7.00x to 7.50x (7.25x)

December 31, 2025
Security Type	Fair Value	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average1)
First lien senior secured loans	$205,746,176	Income Approach	Required Yield	7.64% to 13.15% (10.04%)
	25,534,759	Independent Pricing Source	N/A [2]	N/A [2]
Split-lien senior secured loans	10,324,884	Market Approach	EBITDA Multiple	7.25x to 7.75x (7.50x)
Equity	546,720	Market Approach	EBITDA Multiple	7.25x to 7.75x (7.50x)

(1)
Weighted average is calculated based on the cost of each applicable investment.
(2)
As these investments are valued using unadjusted broker-dealer quotes, unobservable inputs, range, and weighted average are not applicable. The Fund received pricing from one or more types of Independent Pricing Sources, including broker-dealers (less than 2 quotes), and/or independent valuation firms.

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

During the nine months ended September 30, 2026, the valuation designee changed the valuation technique used to measure the fair value of its debt investments in Ambient Enterprises Holdco LLC and Rapid Pump Acquisition, Inc from an income approach applied at December 31, 2025 to a transaction value. As permitted by ASC 820-10-35-25 and in accordance with the Fund’s valuation policy, the valuation designee made the changes because observable transaction evidence became available before the measurement date. During the nine months ended September 30, 2026, the valuation designee changed the valuation technique used to measure the fair value of its debt investments in GridSource Incorporated, LLC from a market approach applied at December 31, 2025 to an income approach. The valuation designee made the change because the estimated enterprise value provided full coverage of the investment’s position in the capital structure and an income approach was determined to be more representative of fair value. During the nine months ended September 30, 2026, the valuation designee changed the valuation technique used to measure the fair value of its debt investments in Capital Construction, LLC from an income approach applied at December 31, 2025 to a market approach. The valuation designee made the change because the estimated enterprise value no longer provided full coverage for the investment’s position in the capital structure.

The carrying value of the Fund’s borrowings under the SPV Facility and the secured borrowing (each as described in Note 11) approximates fair value, which is categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025, as applicable.

(5)
Derivative Financial Instruments

The Fund may engage in various portfolio investment strategies using derivative contracts both to increase the return of the Fund and to economically hedge, or protect, the Fund's exposure to certain risks such as credit risk, interest rate risk and foreign currency exchange rate risk. These contracts may be transacted on an exchange or over the counter. Losses may arise if the value of the contract decreases due to an unfavorable change in the market rates or values of the underlying instrument or if the counterparty does not perform under the contract. The Fund had no investments in derivative financial instruments as of September 30, 2026.

(6)
Base Management Fees

The Fund pays the Adviser a quarterly management fee, payable in arrears as of the first business day of the calendar quarter immediately following the calendar quarter for which the management fee is calculated, at an annual rate of 0.75% of the average of the Fund’s total gross assets at the end of the two most recently completed quarters (the “Base Management Fee”). For the Fund’s first calendar quarter, the Base Management Fees were calculated based on the Fund’s total gross assets as of such quarter. During the three and nine months ended September 30, 2026, Base Management Fees were $585,500 and $1,382,655, respectively. During the three months ended September 30, 2025, and the period from February 4, 2025 (commencement of operations) to September 30, 2025, Base Management Fees were $336,202 and $747,469, respectively.

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

For the nine months ended September 30, 2026 and the period from February 4, 2025 (commencement of operations) to September 30, 2025, the following table summarizes the distribution declared on Class I shares and that remains payable as of September 30, 2026 and summarizes the settlement of distributions declared, respectively, and the subsequent cash payment or reinvestment of those distributions. The Private Fund's final distribution was recorded on May 31, 2026, and consisted of $2,182,678 to the Limited Partners and $246,155 to the General Partner.

The following table summarizes the Fund’s distributions during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment/ Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Nine Months Ended September 30, 2026
August 13, 2026	September 30, 2026	October 30, 2026	$0.63	$2,497,465	$351,333	$2,848,797
June 30, 2026	June 30, 2026	July 31, 2026	0.28	1,114,942	149,430	1,264,372
Total			$0.91	$3,612,407	$500,763	$4,113,170

The following table summarizes the Private Fund’s distributions during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment/ Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Reinvestment of Distributions	Total
Nine Months Ended September 30, 2026
May 31, 2026	May 31, 2026	July 31, 2026	N/A	$2,062,896	$365,938	$2,428,834
March 31, 2026	March 31, 2026	April 30, 2026	N/A	3,209,415	158,789	3,368,204
Total			N/A	$5,272,311	$524,727	$5,797,038

The following table summarizes the Private Fund’s distributions during the period from February 4, 2025 (commencement of operations) to September 30, 2025:

Date Declared	Record Date	Payment/ Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Reinvestment of Distributions	Total
Period from February 4, 2025 (commencement of operations) to September 30, 2025
September 30, 2025	September 30, 2025	October 31, 2025	N/A	$3,448,555	$-	$3,448,555
June 30, 2025	June 30, 2025	July 31, 2025	N/A	2,505,604	-	2,505,604
March 31, 2025	March 31, 2025	April 30, 2025	N/A	792,949	-	792,949
Total			N/A	$6,747,108	$-	$6,747,108

(8)
Share Issuances and Capital Contributions

As of September 30, 2026 the total number of Class I Shares that the Fund had issued and were outstanding was 4,521,902 shares, par value $0.01 per share. As of September 30, 2026 the Fund has not issued any Class Y Shares.

The following table summarizes the changes in the Fund’s shares outstanding for the nine months ended September 30, 2026:

	Class I	Class Y
Shares outstanding, January 1, 2026	-	-
Shares issued	4,502,695	-
Shares issued through DRIP	19,207	-
Shares repurchased/redeemed	-	-
Shares outstanding, September 30, 2026	4,521,902	-

The following table summarizes the Fund’s share issuances during the nine months ended September 30, 2026:

Date	Price per Share	Shares Issued	Proceeds
Nine Months Ended September 30, 2026
July 1, 2026	$25.05	321	$8,035
June 1, 2026	25.00	3,000	75,000
June 1, 2026 (Non-cash transaction related to BDC Conversion)	25.00	4,499,374	112,484,345
Total		4,502,695	$112,567,380

Date	Price per Share	Shares Issued	Proceeds
Shares issued in connection with distribution reinvestment plan
July 1, 2026	$25.05	5,965	$149,430
June 1, 2026	25.00	13,242	$331,040
Total		19,207	$480,469

The following table summarizes the Private Fund’s Capital Contributions during the period from February 4, 2025 (commencement of operations) to September 30, 2025:

Date	Limited Partner Contributions	General Partner Contributions	Proceeds
Period from February 4, 2025 (commencement of operations) to September 30, 2025
September 1, 2025	$500,000	$-	$500,000
July 1, 2025	23,000,000	-	23,000,000
March 11, 2025	31,298,833	-	31,298,833
February 4, 2025	50,810,932	500,000	51,310,932
Total	$105,609,765	$500,000	$106,109,765

(9)
Financial Highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights from the BDC Conversion Date through September 30, 2026.

From the BDC Conversion Date (June 1, 2026) through September 30, 2026
Per share data:
Net asset value at beginning of period	$25.00
Net investment income (loss) (1)	0.76
Net realized and unrealized gain (loss) (1)	(0.06)
Net increase (decrease) in net assets resulting from operations (1)	0.69
Shareholder distributions	(0.91)
Net share issuance	0.00
Other	-
Net asset value at end of period	$24.78
Net assets at end of period	$112,062,315
Total return (2)	2.77%
Ratio/Supplemental data:
Ratio of expenses to average net assets before incentive fees (3)	16.88%
Ratio of expenses to average net assets after incentive fees (3)	18.18%
Ratio of net investment income (loss) to average net assets before incentive fees (3)	10.52%
Ratio of net investment income (loss) to average net assets after incentive fees (3)	9.22%
Portfolio turnover (4)	7.00%

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Table may not sum due to rounding.
(2)
Total return is not annualized. Total return is calculated as the change in NAV per share (assuming distributions, if any, are reinvested in accordance with the Fund’s distribution reinvestment plan).
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

The Income-Based Incentive Fees for the three and nine months ended September 30, 2026 were $353,302 and $1,083,758, respectively. The Income-Based Incentive Fees for the three months ended September 30, 2025, and for the period from February 4, 2025 (commencement of operations) to September 30, 2025, were $381,851 and $741,142, respectively.

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

There were no Capital Gains-Based Incentive Fees for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025, and for the period from February 4, 2025 (commencement of operations) to September 30, 2025.

(11)
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

Advances under the SPV Facility bear interest at three-month Term SOFR (as defined in the Loan Agreement) plus an applicable spread of (i) 1.70% in connection with the acquisition by the Fund of Broadly Syndicated Loans (as defined in the Loan Agreement) and (ii) 2.25% in connection with the acquisition of any other loan asset or permitted advance under the Loan Agreement. After the revolving period ending on February 4, 2027, the applicable spread will increase to (i) 2.20% and (ii) 2.85%, respectively. The Loan Agreement provides for an unused commitment fee, from the effective date of the Loan Agreement through February 4, 2026, of 0.35% per annum on the unused commitments and 0.50% per annum, thereafter. The SPV Facility will mature on February 2, 2029. As of September 30, 2026, the interest rate on SPV Facility advances was three-month Term SOFR plus 2.15%.

As of September 30, 2026 and December 31, 2025, there was $182,875,000 and $182,175,000, respectively, outstanding under the SPV Facility. As of September 30, 2026 and December 31, 2025, the Fund has incurred costs and fees of $1,900,020 and $1,794,721, respectively, in connection with the SPV Facility, which are being amortized over the life of the SPV Facility. As of September 30, 2026 and December 31, 2025, the unamortized fees on the SPV Facility were $1,174,602 and $1,435,936, respectively.

The SPV Facility is collateralized by certain loans assigned to a special purpose vehicle, CIFC Direct Lending Evergreen Fund SB SPV, LLC, which is wholly-owned by the Fund and created specifically to borrow from and hold collateral for this line of credit. Portions of all loans assigned to the SB SPV are funded by borrowings on the SPV Facility (as determined by the borrowing base), while the remaining portions of loans assigned to the SB SPV are funded by the Fund’s equity investment in the SB SPV. As of September 30, 2026 and December 31, 2025, investments with an aggregate fair value of $272,467,962 (representing 243.1% of net assets) and $270,737,678 (representing 265.1% of net assets), respectively, were pledged as collateral under the SPV Facility.

Borrowings under the SPV Facility are limited by various advance rates and concentration limits, including, but not limited to, restrictions on loan size and industry concentration. In connection with the SPV Facility, the Fund has made certain customary representations/warranties and is required to comply with reporting requirements and other customary requirements for similar facilities. The SPV Facility is subject to customary events of default for similar financing transactions. Additionally, the SPV Facility requires the maintenance of a minimum equity investment as well as restrictions on certain payments. As of September 30, 2026, the Fund was in compliance with all requirements of the SPV Facility.

Repurchase Agreement

On August 4, 2026, the Fund entered into a participation and related repurchase transaction with Macquarie Bank Limited (“Macquarie”) involving $11.6 million aggregate principal amount of the Fund’s investment in the closing date term loan of GridSource Incorporated, LLC. The participation was transferred at a purchase rate of 98.0%, subject to a purchase price holdback equal to 30% of the purchase amount multiplied by the purchase rate. The related repurchase transaction may settle in whole or in part on one or more settlement dates, with final settlement generally required within 120 calendar days following the August 4, 2026 trade date, unless otherwise agreed by the parties. Upon settlement, the Fund is required to pay the applicable delayed purchase price and a fee based on the amount settled and the period between the trade date and settlement date.

The transaction is accounted for as a secured borrowing. Accordingly, the Fund continues to recognize the underlying investment on the accompanying Schedule of Investments and recognizes the proceeds received as a liability included within borrowings. If the participation transfer is characterized as a loan, Macquarie has a first-priority security interest in the Fund’s rights in the underlying loan and related distributions. The Fund is restricted from selling, transferring, or otherwise encumbering the investment while the arrangement remains outstanding.

As of September 30, 2026, the outstanding secured borrowing was $7,990,172, and the amortized cost and fair value of the related pledged investment were $11,535,786 and $11,570,489, respectively. Financing costs associated with the arrangement are recognized as interest expense. As of September 30, 2026, the Fund has incurred costs and fees of $87,046, in connection with the secured borrowing.

(12)
Concentrations of Risk

The Fund is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contracted obligations on its behalf. The management monitors the financial condition of those financial institutions and does not anticipate any losses from these counterparties.

(13)
Loan Commitments

As of September 30, 2026, unfunded loan commitments include unfunded revolvers and delayed draw term loans of $12,480,612 and $13,140,194, respectively. The Fund had the following outstanding commitments to fund investments in current portfolio companies as of September 30, 2026 and December 31, 2025:

September 30, 2026 (Unaudited)
Unfunded revolver commitments	Unfunded Commitments
A.G. Adjustments Ltd.	$64,557
Abbiamo Pasta Company LLC	755,609
AIP ATCO Buyer, LLC	150,184
Align ENTA MSO Holdings, LLC	256,410
Ambient Enterprises Holdco LLC	451,144
Berlin Rosen, LLC	9,411
BLP Buyer, Inc.	375,244
Bluebird PM Buyer, Inc.	707,267
Bradford Soap International, Inc.	249,611
Capital Construction, LLC	62,949
Centex Acquisition, LLC	114,455
CF Newco, Inc.	498,499
Deerpoint Group, LLC	235,141
DWS Buyer LLC	1,689,294
Everest AcquisitionCo, LLC	581,775
Kimbel Mechanical Systems, LLC	1,080,481
Lightning US Holdings, Inc.	138,339
MKD Electric, LLC	511,299
NS and Associates LLC	820,431
Nystrom & Associates Holding Company, Inc.	169,229
Outlook Group, LLC	679,084
Prime Providers Holdings, LLC	228,477
Rapid Pump Acquisition, Inc.	17,587
REDL Holdings, LLC	305,029
Redwood MSO, LLC	145,467
Steffl Drilling & Pump, LLC	897,436
Summit Hosting LLC	61,189
Votaw Precision Technologies, LLC	372,429
Western Smokehouse Partners, LLC	852,585
Total	$12,480,612

Unfunded delayed draw commitments	Unfunded Commitments
Align ENTA MSO Holdings, LLC	$1,025,641
Bluebird PM Buyer, Inc.	530,450
Bradford Soap International, Inc.	542,632
Deerpoint Group, LLC	506,457
DWS Buyer LLC	3,128,323
Everest AcquisitionCo, LLC	2,138,008
Outlook Group, LLC	651,921
Steffl Drilling & Pump, LLC	961,538
Summit Hosting LLC	1,837,987
SV-Aero Holdings, LLC	1,052,906
Votaw Precision Technologies, LLC	764,331
Total	$13,140,194

December 31, 2025

Unfunded revolver commitments	Unfunded Commitments
A.G. Adjustments Ltd.	$64,557
Abbiamo Pasta Company LLC	755,609
AIP ATCO Buyer, LLC	299,224
Ambient Enterprises Holdco LLC	868,516
Berlin Rosen, LLC	70,580
BLP Buyer, Inc.	88,995
Bluebird PM Buyer, Inc.	884,083
Capital Construction, LLC	466,210
Centex Acquisition, LLC	234,133
CF Newco, Inc.	498,499
DWS Buyer LLC	1,876,994
Kimbel Mechanical Systems, LLC	1,296,578
Lightning US Holdings, Inc.	172,924
MKD Electric, LLC	240,731
NS and Associates LLC	1,329,166
Nystrom & Associates Holding Company, Inc.	804,516
Outlook Group, LLC	679,084
Rapid Pump Acquisition, Inc.	49,562
REDL Holdings, LLC	305,029
Redwood MSO, LLC	283,318
Uniloy, Inc.	125,396
Votaw Precision Technologies, LLC	1,117,288
Western Smokehouse Partners, LLC	852,585
Total	$13,363,577

Unfunded delayed draw commitments	Unfunded Commitments
Ambient Enterprises Holdco LLC	$3,833,150
Bluebird PM Buyer, Inc.	884,083
DWS Buyer LLC	3,128,323
Everest AcquisitionCo, LLC	914,286
Lightning US Holdings, Inc.	134,881
Nystrom & Associates Holding Company, Inc.	453,829
Outlook Group, LLC	1,086,535
Panorama Eye Care, LLC	2,062,861
Redwood MSO, LLC	316,629
SV-Aero Holdings, LLC	278,743
Votaw Precision Technologies, LLC	1,861,827
Western Smokehouse Partners, LLC	482,023
Total	$15,437,170

As of September 30, 2026, the Fund believes it has adequate financial resources to satisfy the unfunded revolver and delayed draw commitments.

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

(15)
Guarantees and Uncertainties

In the normal course of business, the Fund may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Fund would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2026, the Fund had no such guarantees outstanding.

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

During the three months ended June 30, 2026, the General Partner reimbursed the Private Fund for $1,200,000 of certain legal expenses originally recognized as organization costs during the period from February 4, 2025 (commencement of operations) through May 31, 2026. The reimbursement was recognized as a reduction of expenses in the Consolidated

Statements of Operations for the nine months ended September 30, 2026. The reimbursement was a one-time arrangement, is not subject to repayment by the Fund, and does not obligate the Adviser to reimburse the Fund for future expenses.

On November 26, 2024, CIFC Direct Lending Evergreen (Cayman) Fund LP (“Cayman Feeder Fund”), a Cayman Islands exempted limited partnership, was formed. As of September 30, 2026, the Cayman Feeder Fund held 3,919,230 Class I Shares of the Fund.

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

LBC Credit Agency Services, LLC (“Agency Services”), is an an affiliate of the Adviser under common control and is therefore considered an affiliate of the Fund. Agency Services acts as the administrative and collateral agent (“Agent”) for loans originated by the Fund and co-lenders. In that capacity, Agency Services generally (i) receives, settles and disburses payments to and from the lenders and borrowers, (ii) provides administrative services and acts as collateral agent on behalf of the lenders, and (iii) enters into agreements and modifications as Agent on behalf of the lenders. Agency Services may be entitled to administrative fees collected from borrowers, which it distributes to the lenders in proportion to their respective interests in the related loans. During the three and nine months ended September 30, 2026, Agency Services distributed $21,703 and $69,498, respectively, of administrative fees to the Fund. During the three months ended September 30, 2025 and the period from February 4, 2025 (commencement of operations) to September 30, 2025, Agency Services distributed $21,023 and $41,305, respectively. These amounts are reported as fee income from affiliates on the Consolidated Statements of Operations.

Prior to the BDC Conversion Date, the Private Fund held an equity interest in Agency Services, which was classified as a non-controlled, affiliated investment. During the three months ended June 30, 2026, the interest was redeemed at its cost of $12,330. As of September 30, 2026, the Fund held no equity interest in Agency Services. Agency Services continues to be an affiliate of the Fund by virtue of its relationship with the Adviser.

(17)
Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 22, 2026, the Fund's debt investments in Capital Construction, LLC matured in accordance with their contractual terms. As of the date of this report, the borrower has not repaid the outstanding obligations, resulting in a maturity default. The Fund continues to evaluate its position while the lending group and the borrower pursue a potential amendment to address the default.

On November 12, 2026, the Board of Trustees approved a change to the Fund's name from CIFC Direct Lending Evergreen Fund to CIFC Credit Income Fund. The name change is expected to become effective following the completion of applicable regulatory and operational requirements.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2026, our investment portfolio had an aggregate fair value of $297,487,880 and was comprised of $284,993,080 in first lien senior secured loans, $11,570,489 in split-lien senior secured loans, and $924,311 in equity, across 125 portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of $280,449,279 and was comprised of $269,577,675 in first lien senior secured loans, $10,324,884 in split-lien senior secured loans, and $546,720 in equity, across 66 portfolio companies.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables as of September 30, 2026, and December 31, 2025:

	September 30, 2026 (Unaudited)
Type	Cost		Fair Value
First lien senior secured loans	$288,110,199	96.0%	$284,993,080	95.8%
Split-lien senior secured loans	11,535,786	3.8%	11,570,489	3.9%
Equity	629,674	0.2%	924,311	0.3%
Total	$300,275,659	100.0%	$297,487,880	100.0%

	December 31, 2025
Type	Cost		Fair Value
First lien senior secured loans	$271,869,522	95.8%	$269,577,675	96.1%
Split-lien senior secured loans	11,350,519	4.0%	10,324,884	3.7%
Equity	642,004	0.2%	546,720	0.2%
Total	$283,862,045	100.0%	$280,449,279	100.0%

The following tables show the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2026, and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2026 (Unaudited)		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
United States	99.9%	99.9%	100.0%	100.0%
Canada	0.0	0.0	0.0	0.0
Netherlands	0.1	0.1	0.0	0.0
Total	100.0%	100.0%	100.0%	100.0%

Set forth below are tables showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2026, and December 31, 2025:

	September 30, 2026 (Unaudited)
Industry	Cost		Fair Value
Aerospace & Defense	$21,449,487	7.1%	$21,619,454	7.3%
Automobile Components	1,565,013	0.5%	1,574,181	0.5%
Capital Markets	2,860,726	1.0%	2,842,980	1.0%
Chemicals	1,708,381	0.6%	1,690,447	0.6%
Commercial Services & Supplies	7,330,918	2.4%	7,256,903	2.4%
Construction & Engineering	65,934,533	22.0%	65,792,059	22.1%
Consumer Staples Distribution & Retail	322,320	0.1%	321,561	0.1%
Containers & Packaging	3,211,793	1.1%	3,176,399	1.1%
Diversified Consumer Services	5,383,432	1.8%	4,591,924	1.5%
Diversified Telecommunication Services	1,317,674	0.4%	1,245,837	0.4%
Entertainment	3,028,242	1.0%	3,039,575	1.0%
Financial Services	875,830	0.3%	876,228	0.3%
Food Products	23,253,450	7.7%	23,871,238	8.0%
Ground Transportation	379,900	0.1%	379,550	0.1%
Health Care Equipment & Supplies	332,986	0.1%	332,775	0.1%
Health Care Providers & Services	52,285,506	17.4%	51,154,144	17.2%
Health Care Technology	1,098,866	0.4%	1,093,748	0.4%
Hotels, Restaurants & Leisure	1,487,045	0.5%	1,490,457	0.5%
Household Durables	17,451,914	5.8%	17,328,290	5.8%
Insurance	4,249,920	1.4%	4,209,983	1.4%
IT Services	11,712,619	3.9%	10,228,559	3.4%
Life Sciences Tools & Services	795,479	0.3%	800,372	0.3%
Machinery	12,260,998	4.1%	12,299,427	4.1%
Media	7,646,796	2.5%	7,573,406	2.5%
Passenger Airlines	894,097	0.3%	896,107	0.3%
Personal Care Products	11,154,796	3.7%	11,178,931	3.8%
Pharmaceuticals	350,601	0.1%	350,207	0.1%
Professional Services	10,073,299	3.4%	9,964,866	3.3%
Software	25,231,190	8.4%	25,615,523	8.6%
Specialty Retail	424,589	0.1%	423,210	0.1%
Textiles, Apparel & Luxury Goods	332,127	0.1%	332,335	0.1%
Trading Companies & Distributors	3,871,132	1.3%	3,937,204	1.3%
Total	$300,275,659	100.0%	$297,487,880	100.0%

	December 31, 2025
Industry	Cost		Fair Value
Aerospace & Defense	$13,284,918	4.7%	$13,211,975	4.6%
Automobile Components	2,334,762	0.8%	2,339,191	0.8%
Beverages	498,741	0.2%	500,738	0.2%
Capital Markets	2,052,200	0.7%	2,059,421	0.7%
Commercial Services & Supplies	5,301,343	1.9%	5,211,865	1.9%
Construction & Engineering	67,193,045	23.7%	66,615,800	23.8%
Containers & Packaging	2,789,444	1.0%	2,741,593	1.0%
Diversified Consumer Services	5,653,473	2.0%	5,527,681	2.0%
Diversified Telecommunication Services	2,091,894	0.7%	2,043,770	0.7%
Entertainment	3,500,890	1.2%	3,511,689	1.3%
Financial Services	512,772	0.2%	505,200	0.2%
Food Products	27,464,251	9.7%	27,488,201	9.8%
Health Care Providers & Services	46,755,183	16.5%	46,622,470	16.6%
Health Care Technology	1,988,790	0.7%	1,967,625	0.7%
Hotels, Restaurants & Leisure	1,987,428	0.7%	1,984,674	0.7%
Household Durables	12,023,610	4.2%	12,034,261	4.3%
Industrial Conglomerates	746,887	0.3%	751,202	0.3%
Insurance	4,973,143	1.8%	4,992,584	1.8%
IT Services	13,515,696	4.8%	10,989,784	3.9%
Life Sciences Tools & Services	986,991	0.3%	997,230	0.4%
Machinery	9,508,308	3.3%	9,642,721	3.4%
Media	8,577,823	3.0%	8,539,895	3.0%
Personal Care Products	9,329,664	3.3%	9,331,871	3.3%
Professional Services	8,892,908	3.1%	8,848,999	3.2%
Software	25,955,635	9.1%	26,051,511	9.3%
Textiles, Apparel & Luxury Goods	1,973,905	0.7%	1,982,910	0.7%
Trading Companies & Distributors	3,968,341	1.4%	3,954,418	1.4%
Total	$283,862,045	100.0%	$280,449,279	100.0%

As of September 30, 2026, and December 31, 2025, the debt in our portfolio had a weighted average time to maturity of 3.4 years and 3.4 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.

As of September 30, 2026, and December 31, 2025, the Fund’s ten largest portfolio companies represented 113.5% and 120.8%, respectively, of the Fund’s net assets (equivalent to approximately 42.8% and 47.0%, respectively, of the total fair value of the Fund’s investments). As of September 30, 2026 and December 31, 2025, the Fund had 2 and 4 portfolio companies, respectively, that represented 5% or more of the total fair value of the Fund’s investments.

Investment Activity

During the nine months ended September 30, 2026, we invested $98,055,594 in 67 new portfolio companies, excluding deferred fees. During the period from February 4, 2025 (commencement of operations) to September 30, 2025, we invested $375,872,392 in 85 new portfolio companies, excluding deferred fees.

For the three and nine months ended September 30, 2026, we received an aggregate of $19,849,448 and $82,317,850, respectively, in proceeds from repayments and sales of our investments. For the three months ended September 30, 2025 and for the period from February 4, 2025 (commencement of operations) to September 30, 2025, we received an aggregate of $26,271,920 and $81,858,705, respectively, in proceeds from repayments and sales of our investments.

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

As of September 30, 2026 we had one portfolio company, Capital Construction, LLC, with debt investments on non-accrual status, with an aggregate amortized cost of $2,140,406 and fair value of $1,381,788. Set forth below is a table summarizing non-accrual investments cost and fair value as a percentage of total portfolio as of September 30, 2026:

	September 30, 2026 (Unaudited)
	Cost	Fair Value
Non-accrual investments	$2,140,406	$1,381,788
% of total portfolio	0.71%	0.46%

As of December 31, 2025, there were no investments on non-accrual status.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025, and for the period from February 4, 2025 (commencement of operations) to September 30, 2025, respectively:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
Total investment income	$7,577,269	$7,318,903	$22,769,399	$14,261,739
Total expenses	5,104,153	3,877,767	12,433,192	8,521,985
Net investment income (loss)	2,473,116	3,441,136	10,336,207	5,739,754
Net realized gain (loss) on investments:	(29,927)	(120,988)	10,047	(599,986)
Net change in unrealized gain (loss) on investments:	(803,004)	259,098	624,987	539,667
Net increase (decrease) in net assets resulting from operations	$1,640,185	$3,579,246	$10,971,241	$5,679,435

Investment Income

The following table sets forth the components of investment income for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and for the period from February 4, 2025 (commencement of operations) to September 30, 2025, respectively:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
Stated interest income	$7,362,168	$7,273,847	$22,206,039	$14,132,458
PIK interest income	156,973	-	332,733	-
Other fee income	58,128	45,056	230,627	129,281
Total investment income	$7,577,269	$7,318,903	$22,769,399	$14,261,739

Net Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025, and for the period from February 4, 2025 (commencement of operations) to September 30, 2025, were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Period from February 4, 2025 (commencement of operations) to September 30, 2025
Management fees	$585,500	$336,202	$1,382,655	$747,469
Income-based incentive fees	353,302	381,851	1,083,758	741,142
Administrative costs	142,460	48,000	402,099	144,000
Interest expense	3,088,902	2,927,120	8,994,042	5,524,626
Organization costs	-	29,485	165,951	1,028,066
Amortization of deferred offering costs	313,637	5,356	520,051	12,117
Professional fees	434,909	118,088	704,708	253,881
Board of Trustees’ fees	38,750	-	116,250	-
Other expenses	146,693	31,665	263,678	70,684
Total expenses before expense support	5,104,153	3,877,767	13,633,192	8,521,985
Expense support	-	-	(1,200,000)	-
Total expenses	$5,104,153	$3,877,767	$12,433,192	$8,521,985

Excise Taxes

For the period from February 4, 2025 (commencement of operations) to May 31, 2026, the Fund operated as a partnership for federal income tax purposes and was not subject to the BDC/RIC 4% excise tax regime. There were no excise taxes recorded for the period from the BDC Conversion Date through September 30, 2026.

Net Realized Gains and Losses

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

Net realized loss on investments was $29,927 for the three months ended September 30, 2026, compared to $120,988 for the three months ended September 30, 2025. Net realized gain on investments was $10,047 for the nine months ended September 30, 2026, compared to a net realized loss of $599,986 for the period from February 4, 2025 (commencement of operations) to September 30, 2025.

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

For the three months ended September 30, 2026, we recorded a net change in unrealized depreciation on investments of $803,004. For the three months ended September 30, 2025, we recorded a net change in unrealized appreciation on investments of $259,098. For the nine months ended September 30, 2026 and for the period from February 4, 2025 (commencement of operations) to September 30, 2025, we recorded a net change in unrealized appreciation on investments of $624,987 and $539,667, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations during the three and nine months ended September 30, 2026, totaled $1,640,185 and $10,971,241, respectively. Net increase in net assets resulting from operations during the three months ended September 30, 2025, and for the period from February 4, 2025 (commencement of operations) to September 30, 2025 totaled $3,579,246 and $5,679,435, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the period from the BDC Conversion Date through September 30, 2026:

From the BDC Conversion Date (June 1, 2026) through September 30, 2026
Net increase (decrease) in net assets resulting from operations	$3,127,634
Weighted average shares outstanding	4,520,343
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.69

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

As of September 30, 2026, we had one SPV Facility outstanding with a maximum commitment of $215,000,000, of which $182,875,000 was outstanding and $32,125,000 was undrawn (subject to borrowing base availability). We may enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%. On May 29, 2026, the adoption of the 150% threshold was approved pursuant to Section 61(a)(2) of the 1940 Act and such election became effective on the following day. As of September 30, 2026, our asset coverage ratio under the 1940 Act was 159%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our credit facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term. As of September 30, 2026, we had $1,048,944 of cash and cash equivalents, $4,690,887 of restricted cash and $25,620,806 of unfunded commitments to portfolio companies. Our secured borrowing with Macquarie of $7,990,172 (see Note 11) is expected to settle within 120 calendar days of the August 4, 2026 trade date. On October 30, 2026, we paid $2,497,464 in cash in respect of the distribution declared on August 13, 2026.

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

The following table summarizes the Fund’s dividends during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment/ Issuance Date	Amount Per Share	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
Nine Months Ended September 30, 2026
August 13, 2026	September 30, 2026	October 30, 2026	$0.63	$2,497,465	$351,333	$2,848,797
June 30, 2026	June 30, 2026	July 31, 2026	0.28	1,114,942	149,430	1,264,372
Total			$0.91	$3,612,407	$500,763	$4,113,170

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

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had an aggregate $25,620,806 and $28,800,747, respectively, of unfunded commitments, including $12,480,612 and $13,363,577, respectively, of unfunded commitments on revolvers and $13,140,194 and $15,437,170, respectively, of unfunded commitments on delayed draw term loans, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated financial statements. Please refer to "Note 13 – Loan Commitments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our unfunded commitments. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

From time to time, we may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, we are not aware of any pending or threatened litigation.

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

Fair value measurements are determined within a framework that utilizes a three-tier hierarchy, which maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Fund Assets with observable market data and inputs will typically be valued at their market mid prices, as provided by a loan pricing service selected by the Adviser. Since the Fund expects to invest primarily in privately negotiated loans to middle-market companies where observable market data and inputs are limited and readily ascertainable market data is lacking, the majority of the Fund’s loans will be fair valued based on model-derived valuations in which one or more significant inputs or significant value drivers are unobservable and may require the use of estimates and/or the Adviser’s assessment of factors specific to the investment. Loans and other Investments acquired by the Fund would also be valued in part using such valuation processes, policies and procedures. Pursuant to the Adviser’s Valuation Policy, the Adviser will generally rely on third-party valuation on a quarterly basis to determine the fair value of the Fund’s investments and will be at the expense of the Fund. As part of this valuation process, there may be instances in which the fair value of an investment prepared by the third-party valuation firms does not align with Adviser’s internally prepared valuation. In such cases, the Adviser will document the factors driving the difference between the results of the third-party valuation firms and its own internal valuation analysis and discuss both valuation analyses with the Valuation Committee. Once the Valuation Committee has considered and evaluated both valuation outcomes, the Valuation Committee will conclude upon the fair value application in accordance with ASC 820 in light of the relevant facts and circumstances as of the measurement date. CIFC will either decide to maintain use of the third-party valuation firm’s midpoint as the final fair value, or to utilize its own internal valuation as the final fair value. Notwithstanding the foregoing, CIFC may not require third-party valuations for investments under certain circumstances which may include but not be limited to new investments originated or partially sold or syndicated in an arms-length transaction to another lending party in the current quarter and investments subject to certain thresholds which may include investment size, materiality and/or other criteria, and in other conditions as reasonably determined by the Valuation Committee. Use of the Adviser’s own internal valuation as the final fair value will require unanimous Valuation Committee approval and will be documented accordingly. The exercise of any discretion in valuation by the Adviser may give rise to conflicts of interest, including in connection with determining any write-ups or write-downs of Fund interests, the amount and timing of distributions of Incentive Fees and the calculation of management fees.

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

As of September 30, 2026, 100% of our debt investments at fair value were at floating rates. Based on our consolidated financial statements as of September 30, 2026 and December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

September 30, 2026
	Interest Income	Interest Expense	Net Income
Up 200 basis points	$6,057,342	$3,817,303	$2,240,038
Up 100 basis points	3,028,671	1,908,652	1,120,019
Down 100 basis points	(3,028,671)	(1,908,652)	(1,120,019)
Down 200 basis points	(6,057,342)	(3,817,303)	(2,240,038)

December 31, 2025
	Interest Income	Interest Expense	Net Income
Up 200 basis points	$5,742,187	$3,643,500	$2,098,687
Up 100 basis points	2,871,093	1,821,750	1,049,343
Down 100 basis points	(2,871,093)	(1,821,750)	(1,049,343)
Down 200 basis points	(5,742,187)	(3,643,500)	(2,098,687)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Subscription Offering

During the three months ended September 30, 2026, the Fund issued and sold 321 Class I Shares and 0 Class Y Shares for aggregate consideration of approximately $8,035. These Shares were sold in a continuous private offering to investors reasonably believed to be “accredited investors” as defined in Rule 501(a) of Regulation D, in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. No underwriters or placement agents received underwriting discounts or commissions in connection with these sales. The Fund expects to use the net proceeds from these sales to make investments in accordance with its investment objective and strategies and for general corporate purposes.

Distribution Reinvestment Plan

During the three months ended September 30, 2026, pursuant to its distribution reinvestment plan, the Fund issued 5,965 of its common shares of beneficial interest, at a price of $25.05 per share, to shareholders of record as of September 30, 2026 that did not opt out of the Fund’s distribution reinvestment plan in order to satisfy the reinvestment portion of the Fund’s distribution. This issuance was not subject to the registration requirements of the Securities Act. See “Item 1. Consolidated Financial Statements – Note 7(b). Distributions” for more information.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, the Fund did not repurchase any of its shares. The Fund has adopted a share repurchase program pursuant to which, at the discretion of the Board and subject to available liquidity and other conditions, the Fund may offer to repurchase a limited number of its outstanding shares in each quarter; the Fund is not obligated to repurchase any shares in any period. For additional information regarding the share repurchase program, see the Fund’s Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Fund's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10‑Q or incorporated by reference to exhibits previously filed with the SEC:

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

CIFC DIRECT LENDING EVERGREEN FUND

Dated: November 13, 2026	By:	/s/ Stephen Vaccaro
Stephen Vaccaro
Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Kevin Doogan
Kevin Doogan
Chief Financial Officer (Principal Financial and Accounting Officer)